Form 10-K405
period 1996-06-30
SIRENA APPAREL GROUP INC
filed 1996-09-27
CIK 925543

  As filed with the Securities and Exchange Commission on September 27, 1996.

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1996

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from ____________ to ______________

                        Commission file number:  0-24636

                         THE SIRENA APPAREL GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                         36-2998726
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                      Identification Number)

                               10333 Vacco Street
                       South El Monte, California  91733
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (818) 442-6680

       Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No
                                                                -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 6, 1996, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $11,050,000, based upon the closing price of the Common Stock on that date.

Number of shares of Common Stock of the registrant outstanding as of September 6, 1996: 4,649,230

         This report includes a total of 57 pages, including exhibits.
                     The exhibit index appears on page 31.


================================================================================

                               TABLE OF CONTENTS

                                                                                                                                PAGE
Item 1.       BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

              General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
              Strategy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
              Products  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
              Product Design  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
              Manufacturing   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
              Marketing   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
              Bookings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
              Competition   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
              Anne Klein License  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
              Employees   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Item 2.       PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

              Trademarks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
              Physical Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Item 3.       LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . .   10

              Nasdaq Listing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
              Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

Item 6.       SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .   13

              Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
              Variability of Quarterly Results and Seasonality  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
              Liquidity and Capital Resources   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
              Inflation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . .   17

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

              Directors and Executive Officers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
              Committees of the Board of Directors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
              Limitations on Liability and Indemnification  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                                                                                                                                PAGE
                                                                                                                                ----
Item 11.      EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

              Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
              Employment Agreements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
              Director Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
              Stock Incentive Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
              Employees' Profit Sharing Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . .   28

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . .   31

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

         The Sirena Apparel Group, Inc. (the "Company" and "Sirena") is a leading designer, manufacturer and marketer of branded and private label swimwear and resortwear for each principal segment of the women's market. The Company's branded products include the Anne Klein collection of designer swimwear, the Sirena collections of better misses' and better contemporary swimwear, the Hot Water collection of junior's swimwear, the Rose Marie Reid collection of traditional misses' swimwear, the Sirena Kids brand of children's swimwear, and the WearAbouts collection of resortwear. In addition, the Company's private label division provides value-priced swimwear and resortwear to national chain department stores and mass merchandisers under various labels. The Company also designs exclusive products, sold under the Company's
existing labels, for certain prestige and traditional department stores.   The
Company believes that the Anne Klein and Sirena brands are among the leaders in their respective categories and have achieved a high degree of brand recognition and customer loyalty. In addition, the Company believes that its brands are widely recognized for their fashionable styling, consistent fit and quality construction at prices tailored to specific market segments. The Company's products are targeted at women and young girls who have a youthful attitude regardless of age.

         The Company has leveraged its distribution network, fashion leadership and merchandising and manufacturing expertise in several ways, including the introduction of new brands. The Company's products are sold in prestige department stores (such as Bloomingdales, Lord & Taylor, Neiman Marcus, Nordstrom and Saks Fifth Avenue), traditional department stores (such as Belk, Dillard, May Department Stores and Federated Department Stores), apparel specialty stores (such as Swim & Sport), national chain department stores (such as JC Penney and Sears), mass merchandisers (such as Kmart and Wal-Mart), off-price retailers (such as Loehmann's) and mail order catalogs (such as Eddie Bauer, Talbots and Victoria's Secret). Branded swimwear accounted for approximately 58.3% of the Company's net sales in fiscal 1996, private label swimwear for approximately 30.5%, and resortwear for approximately 11.2%.

STRATEGY

         The Company's objective is to be the leading supplier of women's fashion swimwear and resortwear in the United States. Key elements of the Company's strategy include:

         Develop a Diversified Portfolio of Branded and Private Label Products. The Company has developed a diversified portfolio of branded and private label products that enables the Company to offer products to its customers at varying price points through each principal channel of distribution. The Company's experience with brand products has led to the development of a broad range of private label products that are marketed to mass merchandisers and national chain department stores. By offering a broad array of products for each principal market segment, the Company aims to be "one-stop-shop" for swimwear and resortwear for its retail customers. The Company believes that opportunities exist to grow its branded lines, primarily through increased penetration of existing retail customers, including increased sell-through of existing lines and the introduction of new lines. The Company also intends to focus on achieving growth in its private label lines, primarily through increased penetration of existing retail customers and the addition of new retail customers.

         Sirena recently introduced a collection of girls' branded and private label swimwear, and a collection of junior's branded and private label swimwear, to address what it believes are underserved markets and to further penetrate the Company's retail customers. Based upon the Company's experience with its women's swimwear lines, the Company has introduced its girls' collections through each of its distribution channels primarily under Sirena Kids, Look & Sea Kids and private label brands, and its junior's collection under the Hot Water brand.

         The Company believes that its strategy of developing product lines for specific channels of distribution enhances its ability to maintain the integrity of its brands while reducing the fashion risk associated with any particular line.

         Emphasize Fashion Innovation and Quality.   The Company  believes that
the success of its product lines is dependent, in large part, on its ability to continue to develop innovative fashions and design features capable of achieving broad consumer acceptance. The Company continuously updates its lines and develops new products in a combination of colors, fabrics and styles intended to enable retailers to make powerful merchandising statements in their display of Sirena's products. The Company incorporates successful fashion elements from its own top lines into its other branded and private label lines, which enables the Company to capitalize in a timely manner on key fashion trends. In addition to introducing entirely new fashion designs and features into each of its lines on an annual basis, the Company attempts to reduce its fashion risk by incorporating into each of its lines, certain designs and features that have proven successful for the Company and the swimwear industry in the past. The Company's sales force continually monitors the sell-through of its products to determine and react to changing consumer preferences. With each of its brands, the Company emphasizes fashionable styling, consistent fit and quality construction at prices tailored to specific market segments.

         Build Strong Relationships with Retail Customers. Sirena builds and maintains close working relationships with its retail customers. The Company believes that such relationships enable it to better understand the needs of its retail customers and enhance its ability to develop products and marketing programs that can favorably impact the sales volume and profitability realized by both the Company and its retail customers. Furthermore, by developing these close working relationships, Sirena believes that it increases its importance to its retail customers as a major product resource. The Company also believes that such relationships facilitate the identification of marketing opportunities, design trends and shifting demographics based upon information provided by retail buyers. Sirena's ability to interact effectively with its retail customers is enhanced by the fact that many key members of the Company's senior management have significant prior experience as buyers of swimwear and other apparel for major department stores.

         Achieve Operating Efficiencies.   To provide retailers in various
channels of distribution with products that can be designed and priced to deliver value to consumers, Sirena focuses on controlling its costs and achieving certain operating efficiencies. The Company employs a portfolio approach to manufacturing, utilizing its own manufacturing operations as well as outside contractors both in the United States and in Mexico. This approach enables Sirena to maintain manufacturing flexibility, handle quick response requirements and to pursue its goal of being the quality, low cost producer. In fiscal 1996, the Company opened its own manufacturing facility in Mexico. As part of its continuing program to achieve manufacturing efficiencies and better serve customers, the Company has made investments in recent years in management information systems and material handling systems. These investments include the installation of material requirement planning systems that enhance inventory management, electronic data interchange systems ("EDI") that enhance communication and service to select retail customers and computer aided design systems that improve the capability and capacity of design, pattern and grading functions.

         Expand Through Acquisitions.   Sirena believes that consolidation
within the apparel industry is creating opportunities for Sirena to acquire product lines and businesses that are complementary to those of the Company. Sirena intends to explore acquisition opportunities that may exist from time to time to expand its swimwear and resortwear lines or to diversify its business into other segments of the apparel market where it believes that it may capitalize on its design, manufacturing, marketing and distribution expertise.

PRODUCTS

         The Company participates in three segments of the women's apparel industry: branded swimwear, private label swimwear and resortwear. In addition, the Company provides custom designed swimwear for major retail accounts. Each product line has a unique combination of fashionable styling and quality construction appropriate to the prices prevailing in a specific distribution channel. The Company's products primarily target the women's, or "misses," as opposed to the "junior's," market and include both constructed and unconstructed garments.

         BRANDED SWIMWEAR

         The Company's branded swimwear includes the Anne Klein collection of designer swimwear, the Sirena collection of better misses swimwear, the Rose Marie Reid collection of traditional misses swimwear, the Hot Water collection of better junior's swimwear, and the Sirena Kids collection of better girl's swimwear. Each established brand is among the leaders in its category and is widely recognized for its fashionable styling and quality construction. Branded swimwear accounted for 58.3% of the Company's net sales for fiscal 1996.

         Anne Klein. Anne Klein & Company ("Anne Klein") has granted the Company the right to use certain Anne Klein trademarks in connection with the sale of women's designer bathing suits and related accessories in the United States of America. Although the Anne Klein collection is jointly developed by the Company and Anne Klein, the colors and styles of this collection are generally directly related to the sportswear collections designed by Anne Klein. This collection is characterized by fashion fabrics, including tricot, and imported trim and is manufactured in the Company's own facilities to maintain its high quality. As a result, the Anne Klein collection is intended to appeal to the fashion forward consumer and currently is sold in prestige department stores, traditional department stores and apparel specialty stores, including Bloomingdales, Lord & Taylor, Neiman Marcus, Nordstrom and Saks Fifth Avenue. Retail prices for the Anne Klein collection range from $40 to $150. This collection also includes selected items of resortwear coordinated by color or fabric to the swimwear, including cover-ups, kimono jackets and robes.

         Sirena. The Sirena collection consists of better misses swimwear for women with an active, youthful attitude. This collection is characterized by quality construction and fashionable fabrics and styles. Retail prices range from $40 to $90, and the Sirena collection currently is sold in prestige department stores, traditional department stores and apparel specialty stores, including Bloomingdales, Lord & Taylor, Belk, Dillard, May Department Stores and Federated Department Stores. This collection also includes selected items of resortwear coordinated by color or fabric to the swimwear, including T-shirts, caftans, cover-ups and anorak jackets.

         Hot Water. In mid-1996, the Company launched the Hot Water brand of better junior's swimwear to provide merchandise for teenagers who were not previously targeted by the Company's product line-up. The Hot Water brand is intended for prestige department stores, traditional department stores, apparel specialty stores, and surf shops.

         Rose Marie Reid. In May 1994, the Company acquired the trademark to the Rose Marie Reid brand, which was established in 1937 and was a competitor of the Sirena brand. In fiscal 1995, the Company broadened the distribution of the Rose Marie Reid brand to include traditional department stores, apparel specialty stores and national chain department stores. The Rose Marie Reid brand provides traditional department stores and apparel specialty stores with a leading brand name for the traditional misses customer, thereby complementing the Sirena brand, which is targeted towards a somewhat younger customer. The Rose Marie Reid brand also provides the national chain department stores with a leading brand name to complement the Company's private label swimwear.

         Sirena Kids. To expand the Company's branded swimwear portfolio to fill a void for fashion-oriented swimwear for girls and pre-teens, the Company launched Sirena Kids in mid-1995. The collection primarily uses selected silhouettes and fabrics from the Sirena collection. Retail prices for Sirena Kids range from $24 to $30, and the collection is intended for prestige department stores, traditional department stores and apparel specially stores.

         Custom Designed Swimwear. The Company provides custom swimwear design for catalog marketers, including Eddie Bauer, Talbots and Victoria's Secret.
In this effort, the Company's employees work with a customer to develop, design and manufacture swimwear to be sold under the Company's brand names and the customer's own labels, thereby providing the customer with the fashion and manufacturing expertise developed by the Company in designing and manufacturing its branded swimwear.

         PRIVATE LABEL SWIMWEAR

         The Company provides its fashion, merchandising and manufacturing expertise to department stores and mass merchandisers through its private label swimwear. Such products are designed by the Company using the fashion inspiration provided by the Company's branded swimwear and are characterized by the use of simplified construction, fewer embellishments, lower cost fabrics and lower cost domestic and foreign cutting and sewing contractors. Retail prices for private label swimwear range from $17 to $30. Private label swimwear accounted for 30.5% of the Company's net sales for fiscal 1996.

         RESORTWEAR

         The Company's resortwear, currently consisting of jackets, pants, shorts, tops, coverups, rompers, dresses and jumpsuits, is sold under the WearAbouts brand name primarily in swimwear departments to complement the Company's swimwear and to enhance the consumer's contemporary leisure lifestyle. Retail prices range from $18 for a coverup to $50 for a romper. Resortwear accounted for 11.2% of the Company's net sales for fiscal 1996. The Company continues to expand the product offerings and distribution channels of its resortwear in the same manner as it previously expanded its swimwear and, thereby, maximize growth and minimize risk by reducing the seasonality of the Company's business.

PRODUCT DESIGN

         The Company produces one line annually, except for the Anne Klein brand for which two lines are produced. The Preview line, which accounts for approximately 2% of the Company's net sales of such brands, is shown in January and February and shipped in May and June. The Cruise line, which accounts for approximately 98% of the Company's net sales of such brands, is shown primarily between July and January and shipped primarily between January and April. The Company uses the Preview line to test the response of retailers and consumers to its new product offerings.

         The Company's merchandising staff determines market trends by visiting retail stores and trade shows throughout the United States and Europe, studying fashion trends in swimwear, sportswear and lingerie and consulting with the Company's sales force, buyers for retail stores and representatives of textile suppliers and mills. Based upon such research, the merchandising staff selects the styles, fabrics and colors for each new product line. The design staff then prepares concept boards containing proposed designs and fabric selections which are reviewed both within the Company and, on occasion, with major customers. The production staff then determines whether each item can be manufactured within the line's established cost structure, prepares a working prototype of each garment and finalizes the design and production patterns ensuring the high standards of the "Sirena" fit. The Company's sales force actively monitors the sell-through of each product to determine changes in consumer preferences.

MANUFACTURING

         In fiscal 1992, the Company implemented a continuing program of reducing manufacturing costs and developing alternative manufacturing sources. As a result of these efforts, the Company believes that it can substantially expand its sales volume in a timely manner without incurring substantial capital expenditures.

         Orders for the Company's products generally are received up to three months prior to the scheduled shipping date. Furthermore, the Company seeks to manufacture its products based primarily on orders. The time required from the decision to manufacture an order to the shipment of the order is approximately six weeks if the fabric is in stock and approximately ten to twelve weeks if the fabric is not in stock.

         The Company cuts approximately 29% and sews approximately 32% of its products in its own facilities, uses three contractors, who cut exclusively for the Company, to cut approximately 71% of its products and uses one contractor to sew approximately 12% of its products. The balance of the Company's products are sewn by 27 sewing contractors in the Los Angeles area and four sewing contractor in Mexico. The use of its own facilities permits the Company to maintain the high quality of its products, reduce fabric waste and respond more quickly to the demands of retailers. In fiscal 1996, the Company established a wholly owned subsidiary, SIRENAMEX S.A. de C.V., a Mexican corporation, to own and operate a swimwear manufacturing facility in Sonora,
Mexico.   This facility became operational in September 1995 and  supports the growth of the Company's private label swimwear business and has enhanced the Company's capacity for quality, low cost production.

         The Company believes that the use of contractors enables it to reduce capital expenditures, more efficiently employ its facilities notwithstanding the seasonality of the swimwear business and reduce the costs associated with a larger production force. Although the Company has no master manufacturing agreements with any of its domestic contractors and competes with other apparel companies for production capacity, the Company believes that its relationships with its contractors are satisfactory and that alternative domestic sources of cutting and sewing services are available.

         The Company has an extensive quality control program to maintain the consistent fit and quality of its products. The Company's staff of quality control inspectors monitors sewing quality and fit throughout the production process at its in-house production facilities, as well as at its outside contractors, to ensure that the Company's specifications and tolerances are met. Each finished garment is inspected prior to shipment to the Company's warehouse.

         The principal fabrics used in the Company's products are raschel, tricot, cotton/Lycra, terry and cotton, 90% of which currently is acquired from suppliers and textile mills located in the United States. The Company purchased 23% of its total requirements in fiscal 1996 from Guilford Mills. No other source accounted for more than 20% of the Company's fabric for fiscal 1996. Although the Company has no long- term agreements with any of its fabric suppliers and competes with other apparel companies for fabric, the Company believes that its relationships with its suppliers are satisfactory and that alternative sources of fabric are readily available.

MARKETING

         The Company sells its products through 13 account executives and 12 independent sales representatives located in six showrooms across the United States. No sales representative markets directly competitive products manufactured by others. The Company's products are sold in prestige department stores (including Bloomingdales, Lord & Taylor, Neiman Marcus, Nordstrom and Saks Fifth Avenue), traditional department stores (including Belk, Dillard, May Department Stores and Federated Department Stores), apparel specialty stores (including Swim & Sport), national chain department stores (including JC Penney and Sears), mass merchandisers (including Kmart and Wal-Mart) and mail order catalogs (including Eddie Bauer, Talbots and Victoria's Secret). The Company's ten largest customers accounted for an aggregate of 51% of the Company's net sales for fiscal 1996. May Department Stores accounted for 10% of the Company's net sales for fiscal 1996, and no other customer accounted for more than 8% of such sales.

         In fiscal 1996, the Company continued to expand EDI and Quick Response with selected retail accounts. EDI permits the computerized placement of orders, billing and exchange of information, including current inventory levels and selling trends, between the Company and its customers. Quick Response is a program in which the Company commits to shipping selected styles within 72 hours of order. This program enables a retailer to maintain a full size range of a featured style and turn its inventory faster, thereby encouraging the retailer to commit to the selected styles.

BOOKINGS

         The Company's booking of orders was approximately $12,827,000 at September 6, 1996 compared to approximately $13,719,000 at September 8, 1995, a decrease of 7%. All such 1996 bookings are for shipment before May 15, 1997. In general, bookings may be canceled by the customer only in the event of late delivery or delivery of non-conforming goods, although cancellation for other reason occurs from time to time. The Company generally has not experienced difficulty in shipping orders by the dated requested by its customers. This decrease in bookings is a function of the timing of receipt of the bookings, and the elimination of cut-up programs in fiscal 1997, which were obtained in the prior fiscal year. The peak booking period runs from November through April and the receipts of booking may fluctuate from year to year.
Accordingly, year-to-date bookings are not necessarily indicative of annual bookings, In addition, the amount of bookings manufactured and shipped during any period is highly dependent on the season and on various other factors and, accordingly, the amount of bookings at any date is not necessarily indicative of actual shipments. Further, returns and allowances have ranged between 10% and 15% of gross sales during the last three fiscal years.

COMPETITION

         Each segment of the women's apparel industry in which the Company offers products is highly competitive. The Company competes with numerous apparel manufacturers, including those with their own retail stores, as well as department stores, retail chains and mass merchandisers, including certain of the Company's customers, which sell apparel under their own labels. The Company's principal competitors include Authentic Fitness Corporation which markets women's swimwear under the Anne Cole(R), Cole of California(R) and Catalina(R) brand names, VF Corp. which markets under the Jantzen(R) brand name, Apparel Ventures, Inc. which markets women's swimwear under the La Blanca(R) and Sessa(R) brand names and Robby Len Fashion which markets under the Robby Len(R) brand name. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources, including greater brand awareness, than the Company.

         The Company competes primarily on the basis of offering a combination of fashionable styling, consistent fit and quality construction appropriate to the prices prevailing in the specific distribution channel. Although the Company believes that its competitive strategy in the past has resulted in its increased market share, there can be no assurance that the Company will be able to maintain or increase its revenues or earnings or to correctly anticipate, gauge and respond to changing preferences of consumers and retailers in a timely manner.

ANNE KLEIN LICENSE

         Anne Klein has granted the Company the right to use the trademarks Anne Klein, Anne Klein II, A Line Anne Klein and the "lion's head" design in connection with the sale of women's designer bathing suits and related accessories in the United States of America and its territories and possessions. This license first was granted in 1987, subsequently was renewed in 1990 and 1993 and was amended and restated effective July 1, 1995. The license currently terminates on December 31, 1999. The license may be terminated earlier by Anne Klein under certain circumstances, including the Company's failure to pay certain guaranteed minimum royalties, the acquisition of a controlling interest in the Company by any person other than Signal or a change in management of the Company. Although the Company's sales in calendar year 1996 exceed those necessary to generate sales royalties in excess of the guaranteed minimum royalty for that year, no assurance can be given that the Company will achieve adequate sales in the future. The designs, materials, fabrication, labels and packaging of the Anne Klein collection must be approved by, and are the sole property of, Anne Klein, and the Anne Klein collection must include the number of styles determined by Anne Klein. The Company is required to spend specified minimum amounts on advertising for the collections, and all creative elements of such advertising are developed and controlled by Anne Klein. The collections may be sold only in retail outlets approved by Anne Klein. In consideration of the license and design services, the Company pays Anne Klein a royalty based upon the net sales of the collections. The Company is prohibited from manufacturing or marketing women's swimwear bearing the name of any other well known American designer of high end products. Anne Klein has the right to use the Anne Klein trademarks in connection with women's bathing suits and related accessories contained in its collection or a couture or limited edition line. Signal guaranteed certain obligations of the Company to Anne Klein, which guarantee was released in 1996 since the Company achieved the minimum net income prescribed in fiscal 1995.

EMPLOYEES

         At September 6, 1996, the Company had 352 full-time employees in the United States and Mexico, of whom two were engaged in corporate management, 18 in administration, five in merchandising and design, 14 in pattern and sample making, 26 in production supervision, six in cutting, 235 in sewing, 25 in sales and customer services, four in management information systems and 17 in warehousing and shipping. The Company's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES

TRADEMARKS

         Sirena, Hot Water, Rose Marie Reid, Sirena Kids, WearAbouts and various private label trademarks owned by the Company are federally registered trademarks in the United States and are registered in certain foreign countries. The Company regards these trademarks as valuable assets and believes that they are an important factor in marketing its products. It is the policy of the Company to defend vigorously these trademarks against infringement.

         Anne Klein, Anne Klein II and A Line Anne Klein are federally registered trademarks of Anne Klein in the United States. Under the Company's license agreement, Anne Klein has the sole right to defend their trademarks against infringement.

PHYSICAL PROPERTIES

         The Company's principal executive offices and warehouse are located in South El Monte, California. These premises contain approximately 93,000 square feet, of which 15,000 square feet are used for administrative offices, 45,000 square feet are used for manufacturing and 33,000 square feet are used as a warehouse, and are leased from an independent third party under leases which expire on October 31, 1999. The annual rent on such premises is $464,000 subject to a cost-of-living adjustment in alternate years commencing on November 1, 1991. In addition, the Company leases showrooms in New York, Miami, Chicago, Boston, Dallas and Los Angeles and a factory building in Sonora, Mexico. As a result of the growth in inventory resulting from its growth in sales, the Company currently is seeking additional warehouse facilities on a contract basis. The Company does not anticipate any difficulty in obtaining such facilities on acceptable terms.


ITEM 3.  LEGAL PROCEEDINGS

         On June 27, 1995, the Company brought an action in the Superior Court of the State of California for the County of Los Angeles against (i) Plasa S.A. de C.V. ("Plasa") and related defendants for breach of a written Manufacturing Production Agreement dated July 11, 1994, between Plasa and the Company (the "Agreement"), and other claims, and (ii) Apparel Ventures, Inc. and related defendants for interference with the Company's relationship with Plasa and trade secret violations. The Agreement provided for the manufacture of the Company's swimwear and resortwear by Plasa at its Mexican manufacturing plant. Plasa declared the Agreement, which had a three year term, terminated in May
1995 with two years remaining on the contract.   On July 31, 1995, Plasa filed
a cross-complaint against the Company alleging breach of the Agreement by the Company and breach of the implied covenant of good faith and fair dealing. Plasa's cross-complaint alleges damages in an unspecified sum to be proven at trial. Trial is set for October 7, 1996. The Company filed a motion to strike Plasa's Cross-Complaint which was granted, although Plasa could attempt to revive the Cross-Complaint but has not done so.

         On August 28, 1996, the court granted Apparel Ventures' motion for leave to file a Cross-Complaint against the Company. Apparel Ventures claims, among other things, that the Company mislabeled swimwear manufactured at Plasa in Mexico as "Made in the U.S.A." and this violated the Lanham Act and unfair competition statutes. The proposed Cross-Complaint seeks unspecified damages, including the Company's profits from the sale of any mislabeled garments, and punitive damages. Only limited discovery has been taken on these issues and is continuing; the Company is, therefore, unable at this time to determine whether the likelihood of an unfavorable outcome is probable or remote. The Company intends to vigorously defend the Cross-Complaint, and has no present belief that the Cross-Complaint has any merit.

         The Company, Plasa, and Apparel Ventures have reached an agreement in principle regarding the settlement of these actions subject to the completion of appropriate documentation. The Company does not believe that the ultimate disposition of such actions will have a material adverse effect on the Company's financial condition or results of operations.

         The Company is involved from time to time in litigation incidental to the conduct of its business. The Company does not believe that any such litigation currently pending will have a materially adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ LISTING

         The Company's Common Stock began trading publicly on the Nasdaq National Market under the symbol "SIRN" on August 12, 1994. The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market. Those prices do not include retail markups, markdowns or commissions.

                                                                 Sale Price
                                                                 ----------
                                                               Low            High
                                                               ---            ----
FISCAL 1995
           First Quarter (Since August 12, 1994) . . .      $ 4.75          $ 6.25
           Second Quarter  . . . . . . . . . . . . . .        4.75            6.75
           Third Quarter . . . . . . . . . . . . . . .        5.625           7.50
           Fourth Quarter  . . . . . . . . . . . . . .        7.25            8.50


                                                                  Sale Price
                                                                  ----------
                                                               Low           High
                                                               ---           ----
FISCAL 1996
           First Quarter . . . . . . . . . . . . . . .      $  7.25        $ 9.25
           Second Quarter . . . . . . . . . . . . . .          5.375         8.125
           Third Quarter  . . . . . . . . . . . . . .          5.125         6.75
           Fourth Quarter . . . . . . . . . . . . . .          2.875         5.75


         On September 6, 1996, the closing price of the Company's Common Stock as reported by the Nasdaq National Market System was $2.375. Stockholders are urged to obtain current market quotations for the Common Stock. As of September 6, 1996, there were approximately 16 stockholders of record of the Company.

DIVIDENDS

         Since 1987, the Company has not paid dividends on its Common Stock. The Company currently intends to retain any future earnings to provide funds for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition, level of indebtedness, contractual restrictions on the payment of dividends, capital requirements and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.


                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        Year Ended                  Year Ended June 30,
                                       September 30,
                                       -----------------------------------------------------------------
                                          1992           1993(1)       1994         1995          1996
                                                      (Nine months)
                                       -----------    -------------  ---------    ----------     -------
STATEMENT OF OPERATIONS DATA

Net sales . . . . . . . . . . . . .    $    26,998      $  28,937    $  38,932    $   49,206     $49,206
Cost of goods sold  . . . . . . . .         17,619         19,947       26,751        34,010      38,390
                                       -----------      ---------    ---------    ----------     -------
Gross profit  . . . . . . . . . . .          9,379          8,991       12,181        15,196      10,816
Selling, general and
  administrative expenses   . . . .          7,382          6,997        9,633        10,893      14,030
Depreciation and amortization(2)  .            781            148          204           241         274
                                       -----------      ---------    ---------    ----------     -------
Income (loss) before interest and
  income taxes  . . . . . . . . . .          1,216          1,846        2,343         4,062      (3,488)
Interest expense  . . . . . . . . .          1,308          1,122        1,417         1,033         908
                                       -----------      ---------    ---------    ----------     -------
Income (loss) before income taxes .            (92)           724          926         3,030      (4,396)

Income taxes  . . . . . . . . . . .             --             54           25           142          15
                                       -----------      ---------    ---------    ----------     -------
Net income (loss) . . . . . . . . .    $       (92)     $     671    $     901    $    2,888     $(4,411)
                                       ===========      =========    =========    ==========     =======
Net income (loss) per common share     $     (0.05)     $    0.38    $    0.52    $     0.93     $ (1.05)
                                       ===========      =========    =========    ==========     =======
Weighted average common shares
  outstanding . . . . . . . . . . .      1,743,971      1,743,971    1,743,971     3,104,255   4,205,020
                                       ===========      =========    =========    ==========   =========


                                                            Year Ended                       Year Ended June 30,
                                                           September 30,
                                                           ---------------------------------------------------------------------
                                                               1992             1993          1994         1995         1996
                                                             ---------        ---------     ---------    ---------    ---------
BALANCE SHEET DATA
Working capital . . . . . . . . . . . . . . . . . . . .      $     618        $   1,940     $   1,410    $   6,120    $   9,900

Total assets  . . . . . . . . . . . . . . . . . . . . .          9,248            8,646        10,372       14,738       18,678

Total current liabilities . . . . . . . . . . . . . . .          5,111            3,277         4,164        3,885        3,858

Long-term debt, less current maturities . . . . . . . .          3,111            3,673         3,611           86           50

Stockholders' equity  . . . . . . . . . . . . . . . . .          1,025            1,696         2,596       10,768       14,770


________________

  (1) In 1993, the Company changed its fiscal year-end from September 30 to June 30. For interim reporting purposes, the Company's first, second and third quarters end on September 30, December 31 and March 31, respectively.

  (2)    See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                                  Percentage Dollar
                                              Percent of Net Sales                Increase (Decrease)
                                         ------------------------------           --------------------
                                                Year Ended June 30,
                                         ------------------------------
                                                                                   1994         1995
                                                                                   and          and
                                         1994       1995          1996             1995         1996
                                         -----      -----         -----            -----       -------
Net sales . . . . . . . . . . . .        100.0%     100.0%        100.0%            26.4%            0%

Cost of goods sold  . . . . . . .         68.7%      69.1%         78.0%            27.1%         12.9%
                                         -----      -----         -----
Gross profit  . . . . . . . . . .         31.3%      30.9%         22.0%            24.8%        (28.9)

Selling, general and
  administrative expenses . . . .         24.7%      22.1%         28.5%            13.1%         28.8%


Depreciation and
  amortization  . . . . . . . . .          0.5%       0.5%          0.6%            18.1%         13.7%
                                         -----      -----         -----

Income (loss) before interest
  and income taxes  . . . . . . .          6.1%       8.3%         (7.1%)           73.4%      (185.9%)

Interest expense  . . . . . . . .          3.7%       2.1%          1.8%           (27.1%)      (12.1%)
                                         -----      -----         -----

Income (loss) before income
  taxes . . . . . . . . . . . . .          2.4%       6.2%         (8.9%)          227.1%      (245.1%)

Income taxes  . . . . . . . . . .          0.1%       0.3%          0.1%           468.0%       (89.4%)
                                         -----      -----         -----

Net income (loss) . . . . . . . .          2.3%       5.9%         (9.0%)          220.4%      (252.7%)
                                         =====      =====         =====

         The following table sets forth, for the periods indicated, the percentage which net sales for each division bears to the Company's aggregate net sales.


                                                       1994        1995       1996
                                                       ----        ----       ----
           Branded . . . . . . . . . . . . . .          65.8%      62.7%      58.3%

           Resortwear  . . . . . . . . . . . .          10.7%        10.9%    11.2%

           Private label . . . . . . . . . . .          23.5%        26.4%    30.5%
                                                       -----        -----    -----
                                                       100.0%       100.0%   100.0%
                                                       =====        =====    =====



         FISCAL 1996 COMPARED TO FISCAL 1995

         Net Sales. Net sales remained unchanged at $49,206,000 for fiscal 1995 as compared to $49,206,000 for fiscal 1996. Changes in the components of net sales included (i) a 6.4% decrease in the revenue of the branded division resulting from adverse weather conditions in the spring which reduced consumer traffic and limited reorders of branded merchandise, (ii) a 14.3% increase in the revenue of the private label division, resulting from increased market penetration into the existing account base, and (iii) a 3.7% increase in the resortwear division resulting from the greater importance of the resortwear category at the Company's major retail accounts.

         Gross Profit. Gross profit declined from $15,196,000 (30.9% of net sales) in fiscal 1995 to $10,816,000 (22% of net sales) in fiscal 1996, a decrease of 28.8%, due to a decrease in gross profit margin. The decrease in gross profit margin was due primarily to (i) a reduction in regular priced reorders due to reduced consumer traffic in the spring as a result of adverse weather conditions, (ii) additional reserves provided for inventory of end of season merchandise of $1,600,000 due to lower than historical wholesale prices for close-out merchandise after the merger of two of the Company's largest off-price retail customers, (iii) the unilateral cancellation of a Mexican production contract by the contractor which caused the Company to source elsewhere, including domestically, at additional cost, and (iv) a sales mix which included an increase in sales of the private label division which generally has a lower gross profit margin than the Company's branded products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $11,134,000 (22.6% of net sales) in fiscal 1995 to $14,304,000 (29.1% of net sales) in fiscal 1996, an increase of 28.5%. This increase in such expenses consisted primarily of (i) increased costs associated with the expansion of the Company's distribution operations,
(ii) costs associated with the launch in fiscal 1996 of the A-Line Anne Klein and Sirena Kids divisions, and (iii) costs of a national print advertising compaign for which there was no comparable expenditure in fiscal 1995.

         Interest Expense. Interest expense decreased from $1,033,000 (2.1% of net sales) in fiscal 1995 to $908,000 (1.8% of net sales) in fiscal 1996, a decrease of 12.1%, due primarily to use of the proceeds from the secondary public stock offering in November 1995, partially offset by additional working capital requirements.

         Net Income.   As a result of the foregoing factors, net income
declined from $2,888,000, $0.93 per common share for fiscal 1995 to a net loss of $4,411,000, $1.05 per common share for fiscal 1996. Net income in fiscal 1995 reflected a 4% tax rate, and the utilization of operating loss carry forwards, compared to a nominal tax rate in fiscal 1996.

         FISCAL 1995 COMPARED TO FISCAL 1994

         Net Sales. Net sales increased from $38,932,000 for fiscal 1994 to $49,206,000 for fiscal 1995, an increase of 26%. The increase in net sales consisted of (i) a 29% increase in the WearAbouts division based on strong shipping of "gift with purchase" tank swimsuit and T-shirt sets, (ii) a 15% increase in the Anne Klein division based on sales of products using the newly exploited "lion's head" logo as well as strong promotional programs, (iii) a 43% increase in the private label division resulting from the opening of J.C. Penney as a new account and the expansion of existing accounts, (iv) a 34% increase in the Look & Sea division based on a favorable response to a refocused sales and merchandising effort and (vi) sales generated by the Rose Marie Reid division for which there were no corresponding sales in the comparable period of fiscal 1994.

         Gross Profit. Gross profit increased from $12,181,000 (31.3% of net sales) for fiscal 1994 to $15,196,000 (30.9% of net sales) for fiscal 1995, an increase of 24.8%. The increase in gross profit resulted from the increase in net sales, partially offset by a reduction in gross profit margin. The decrease in gross profit margin in fiscal 1995 resulted primarily from (i) a reduction in the gross profit margin of the WearAbouts line resulting from strong sales of "gift with purchase" tank swimsuit and T-shirt sets, which carry a somewhat lower mark-up than higher priced fashion offerings in that line, (ii) a reduction in the gross profit margin of the Anne Klein line resulting from the Company's strategy of defending large market share gains in the prior year in the face of increased competition in fiscal 1995 by expanded promotional programs and (iii) a larger percentage of lower margin private label product in fiscal 1995 than fiscal 1994. Such reductions in gross profit margin were partially offset by improved margins of the Sirena division reflecting greater emphasis on quality of earnings and improved sales mix.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $9,838,000 (25.2% of net sales) for fiscal 1994 to $11,134,000 (22.6% of net sales) for fiscal 1995, an increase of 13.2% The increase in such expenses was due to overhead associated with the recently acquired Rose Marie Reid brand which was not sold by the Company in fiscal 1994, increased travel and entertainment to promote the new season's product lines, costs incurred to expand the staffing and management of the Company's distribution operations and on-going expenses of being a publicly traded company. These expenses, however, rose at a slower rate than the increase in net sales, resulting in the decrease in selling, general and administrative expenses as a percentage of net sales in fiscal 1995 compared to fiscal 1994.

         Interest Expense. Interest expense decreased from $1,417,000 (3.7% of net sales) in fiscal 1994 to $1,033,000 (2.1% of net sales) for fiscal 1995, a decrease of 27.1%, primarily due to (i) the retirement of the term note and revolving credit arrangement with Signal Capital Corporation with proceeds from the initial public offering and (ii) the Company's lower debt requirements as a result of the availability of the initial public offering proceeds. These decreases were partially offset by increases in the prime rate and use of the factoring arrangement and seasonal line of credit for working capital purposes to support the 26.4% increase in net sales.

         Net Income. Net income increased from $901,000 ($0.52 per common share) in fiscal 1994 to $2,888,000 ($0.93 per common share) for fiscal 1995. This was due to (i) the increase in gross profit and (ii) the reduction in interest expense, and was partially offset by (i) the increase in selling, general and administrative expenses and (ii) the increase in tax provision in fiscal 1995 to 4.7% from 2.7% in fiscal 1994. Earnings per share were affected by the dilution from the initial public offering in August 1994, as well as common share equivalents in the form of options and warrants.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

         The Company has experienced, and expects to continue to experience, variability in its net sales and operating results on a quarterly basis. The Company believes the factors which influence this variability include (i) the timing of the Company's introduction of new apparel lines, (ii) the level of consumer acceptance of each new line, (iii) general economic and industry conditions that affect consumer spending and retailer purchasing, (iv) the timing of the placement or cancellation of customer orders, (v) the timing of expenditures in anticipation of increased sales and customer delivery
requirements, (vi) the weather and (vii) actions of competitors.   As a result
of adverse weather in fiscal 1996 on industry sales of swimwear, the Company believes that retail customers may be conservative with their initial orders in fiscal 1997. The Company has sought to reduce this variability by diversifying its brand names and distribution channels.

         In addition, the Company's swimwear business is highly seasonal. For fiscal 1996, 50.7% of the Company's net sales were generated in the third fiscal quarter. If the Company's sales during the third quarter were materially below seasonal norms, the Company's operating results could be materially and adversely affected. The Company has sought to reduce the effect of this seasonality by (i) increasing sales of resortwear products which generally are less seasonal than branded swimwear and (ii) reducing excess production capacity and increasing overhead absorption by scheduling the manufacturing of private label swimwear into the slower first quarter of the fiscal year. The Company has traditionally generated an operating loss in its first fiscal quarter due to limited retailer demand in advance of the slower Fall selling season. The Company anticipates that these first quarter losses will continue and may increase in the foreseeable future.

         The following table sets forth the Company's net sales, income (loss) from operations and net income (loss) for each fiscal quarter in fiscal 1995 and fiscal 1996.


                                                                Three Months Ended
                  ---------------------------------------------------------------------------------------------------------------
                  September 30, December 31,    March 31,     June 30,  September 30,   December 31,      March 31,     June 30,
                      1994          1994          1995          1995         1995           1995            1996          1996
                   ----------    ---------     ----------    ----------   ----------     ----------     ----------     ----------
Net sales ......   $    2,694    $    8,551    $   21,927    $   16,034   $    3,100     $    9,803     $    24,967    $   11,336
Income (loss)
  from operations      (1,286)          596         3,948           804       (1,235)           739           3,170        (6,162)
Net income
  (loss) ........      (1,397)          425         3,459           400         (916)           377           1,892        (5,764)
Net income
  (loss) per
  common share ..  $    (0.56)   $     0.14    $     1.05    $     0.12   $     (.29)    $      .09     $      0.40    $    (1.24)

Weighted
  average
  common
  shares
  outstanding ..    2,505,000     3,143,971     3,296,244     3,362,988    3,143,971      4,059,607      4,734,740      4,649,230
                   ==========    ==========    ==========    ==========   ==========     ==========     ==========     ==========


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for funds has been to finance its growth in receivables and inventory, to finance the development of new product lines and the improvement of its operating, manufacturing and customer service capabilities and, prior to its initial public offering in August 1994, to pay the interest on debt incurred in connection with the Leveraged Buyout. The Company has financed its working capital requirements from its cash flow from operations, advances drawn under its factoring and revolving credit arrangements and proceeds from its initial and secondary public offerings. In November 1995, the Company completed a secondary offering raising $8.1 million which was used to pay down advances under its factoring arrangement. Although the Company believes that its present sources of working capital are sufficient to maintain its current level of operations, the Company believes that the Company's cash flow from operations, together with volume adjustments to its existing credit facility, will enable it to finance its current and anticipated growth in sales for the foreseeable future.

         Net cash used by operating activities for fiscal 1996 was $7,905,000, compared to $2,269,000 used by operating activities for fiscal 1995. At June 30, 1996, working capital was approximately $9,900,000, compared to $6,120,000 at June 30, 1995.

         The Company's inventory generally is highest during November through April as it prepares for and enters its principal selling season, and advances under its credit facilities generally are highest during January through April. Inventory increased from $5,971,000 at June 30, 1995 to $7,713,000 at June 30, 1996, an increase of 29.2%, (i) as a result of adverse weather conditions in the last five months of fiscal 1996 which resulted in higher than anticipated cancellations and reduced reorders, and (ii) residual inventory of A Line Anne Klein and Sirena Kids which did not contribute sales in fiscal 1995, partially offset by an increase in the inventory reserve for lower of cost or market of $1,600,000.

         On August 19, 1994, the Company entered into an accounts receivable, inventory, seasonal overadvance and factoring services arrangement with Heller Financial, Inc. ("Heller") pursuant to which, as amended as of September 15, 1995, the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of .675%, up to $75 million in gross sales and 0.575% thereafter, with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivable and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables less reserves as determined by Heller, which advances bear interest at an annual rate of 0.75% over the prime rate established from time to time by Bank of America (8.25% at June 30, 1996). Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term from Heller of (i) up to 50% of eligible inventory which is current season inventory and (ii) up to 40% prior to October 31, (iii) and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less (iv) such
reserves as Heller elects to establish.   The Company's short-term advances are
limited to a maximum of $6,000,000 or $1,000,000 in excess of the Company's projected short-term advance requirements, whichever is less. The Company may also borrow seasonal overadvances of up to $1,000,000 from September 1 to September 30, $2,000,000 from October 1 to October 31, $2,500,000 from November 1 to November 30, $3,000,000 from December 1 to January 31, $2,500,000 from February 1 to February 28, $1,500,000 from March 1 to March 31 and $500,000 from April 1 to May 31 each year. The inventory advances and the overadvances bear interest at an annual rate of 2% over the prime rate established from time to time by Bank of America. Finally, the Company may request Heller to issue guarantees for the Company's purchase of raw materials for up to $575,000 at any one time. Under the Company's agreement with Heller, the maximum credit available to the Company at any time is limited to $26 million. The Company's agreement with Heller has a term expiring on August 19, 1997, after which time either party may terminate upon 60 days written notice. The Company's obligations to Heller are secured by the Company's accounts receivable, inventory, general intangibles, other than trademarks or trade names, and cash deposit accounts.

         The balance of advances from the factor was $7,032,000 at June 30, 1996, compared to $8,928,000 at June 30, 1995. At June 30, 1996, the amount payable to the Company for factored receivables upon the collection thereof less the amount of outstanding advances to the Company (the "amount due from factor") was $5,008,000, compared to $4,301,000 at June 30, 1995. The Company bears the entire risk of non-approved receivables which decreased from $573,100 at June 30, 1995 (4.3% of gross receivables due from factor) to $521,100 at June 30, 1996 (4.3% of gross receivables due from factor).

         The Company has no material commitments for capital expenditures.

INFLATION

         The Company does not believe that the relatively moderate rates of inflation in the past three years have had a significant effect on its net sales or its profitability. Historically, the Company has been able to offset any inflationary effect by either increasing prices or improving cost efficiencies.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K" for the Company's financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are set forth below. The Company has three classes of directors which are elected for staggered three year terms. The terms of each class expire at the annual meetings of shareholders in 1998 (Class I), 1999 (Class II) and 1997 (Class III). Officers serve at the discretion of the Board of Directors.

       Name                        Age           Position                         Class of Director
       ----                        ---           --------                         -----------------
Douglas Arbetman                   48       President, Chief                              III
                                            Executive Officer and
                                            Director

Henry R. Mandell                   39       Executive Vice President,                     --
                                            Chief Financial Officer
                                            and Secretary

Nicholas B. Binkley (1)            50       Director                                      I

Jeffrey J. Holland (1), (2)        36       Director                                      II

Eben S. Moulton (2)                50       Director                                      III

Arthur H. Warshaw (2)              63       Director                                      II


__________________

(1)      Member of the Audit Committee.

(2)      Member of the Compensation Committee.


         DOUGLAS ARBETMAN has been employed as the President and the Chief Executive Officer and has been a director of the Company since February 1990. From 1989 to joining the Company, Mr. Arbetman was the President of Cherokee Swimwear. From 1987 to 1989, Mr. Arbetman was President of Reebok Apparel, a division of Reebok International Ltd. From 1982 to 1987, Mr. Arbetman was Vice
President of Merchandising for Cole of California.   Prior to 1982, Mr.
Arbetman held various Management positions and was a women's swimwear buyer for
Bloomingdales and Robinsons Department Stores.   Mr. Arbetman received a B.S.
degree from Emerson College in 1969.

         HENRY R. MANDELL has been employed as Senior Vice President, Chief Financial Officer and Secretary of the Company since November 1990, and as Executive Vice President since November 1995. From 1985 to November 1990, Mr. Mandell was employed in various executive capacities by Media Home Entertainment, a manufacturer and distributor of videocassettes, including as Senior Vice President, Finance and Administration, and a director since 1987. From 1982 to 1985, Mr. Mandell held various financial positions with Oak Industries, a publicly-held communications company listed on the New York Stock Exchange. Prior to 1982, Mr. Mandell was employed by 20th Century-Fox Film Corporation and by Arthur Young and Company where he qualified as a Certified Public Accountant. Mr. Mandell received a B.S. degree in management, magna cum laude, from Syracuse University in 1978.

         NICHOLAS B. BINKLEY has served on the Board of Directors since October 26, 1994. Since July 1993, Mr. Binkley has been a partner in Forrest Binkley & Brown, a venture capital firm located in Newport Beach, California. From 1977 to 1993, he was employed in various executive capacities by Security Pacific Corporation and various of its subsidiaries, including as Chairman and Chief Executive Officer of Security Pacific Financial Services System, Inc. and a member of the investment committee of Security Pacific Venture Capital Group. Following the merger of Security Pacific Corporation and BankAmerica Corporation, Mr. Binkley served as Vice Chairman of the Board of BankAmerica Corporation and Bank of America, a director and a member of the Office of the Chief Executive of Security Pacific Corporation and a member of the Managing and Operating Policy Committee of BankAmerica Corporation and Bank of America. Mr. Binkley received a B.A. degree in political science from The Colorado College in 1968 and a M.A. degree in international studies from Johns Hopkins School of Advanced International Studies in 1971.

         JEFFREY J. HOLLAND has been a director of the Company since January 1990. Since 1987, Mr. Holland has been employed in various capacities by Signal, a subsidiary of Itel Corporation and a principal stockholder of the Company, including as a Senior Investment Manager since 1990. In January 1995, he became a partner in Seacoast Capital, an investment firm which provides mezzanine and equity capital to middle market companies. From 1982 to 1985, he was employed by Arthur Andersen & Co. as a consultant in the Management Information Consulting Division. Mr. Holland received a B.S. degree in industrial engineering from Stanford University in 1982 and a MBA from Harvard Graduate School of Business Administration in 1987.

         EBEN S. MOULTON has been a director of the Company since January 1990. Since 1984, Mr. Moulton has been employed in various executive capacities by Signal, a subsidiary of Itel Corporation and a principal stockholder of the Company, including as President since 1989. In January 1995, he became managing partner of Seacoast Capital, an investment firm which provides mezzanine and equity capital to middle market companies. From 1980 to 1984, he was a Vice President of Bank of New England, and from 1977 to 1980, he was an Assistant Vice President of Shawmut Bank. Mr. Moulton is a director of IEC Electronics Corp., an electronics contract manufacturer. Mr. Moulton received a B.A. degree in philosophy from The Colorado College in 1968, a Ph.D. in philosophy from Vanderbilt University in 1974 and a MBA degree from Columbia University in 1977.

         ARTHUR H. WARSHAW has been a director of the Company since June 1994 and has been a consultant to the Company since November 1989. Since 1987, he has been the President of Apparel Management, Inc. a consulting and advisory firm, and Editor of The Apparel Strategist, an industry business journal. From 1977 to 1986, Mr. Warshaw was Senior Vice President of Warnaco Inc. Mr. Warshaw received a B.S. degree in business administration from Syracuse University in 1953.

         There are no family relationships among directors or executive officers of the Company and, except as set forth above, as of the date hereof, no directorships are held by any director in a company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the requirements of
Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. None of the directors or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Company acting within their capacity as such.


COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has an Audit Committee and a Compensation Committee, each of which consists of two or more directors who serve at the pleasure of the Board of Directors.

         The Audit Committee is chaired by Mr. Binkley and its members are Messrs. Binkley and Holland. The primary purposes of the Audit Committee are
(i) to review the scope of the audit and all non-audit services to be performed by the Company's independent certified public accountants and the fees incurred by the Company in connection therewith, (ii) to review the results of such audit, including the independent accountants' opinion and letter of comment to management and management's response thereto, (iii) to review with the Company's independent accountants the Company's internal accounting principles, policies and practices and financial reporting, (iv) to make recommendations regarding the selection of the Company's independent accountants and (v) to review the Company's quarterly financial statements prior to public issuance. The Audit Committee met three times during fiscal 1996.

         The Compensation Committee is chaired by Mr. Warshaw, and its members are Messrs. Holland, Moulton and Warshaw. The purposes of the Compensation Committee are (i) to review and recommend to the Board of Directors the salaries, bonuses and perquisites of the Company's executive officers, (ii) to determine the individuals to whom, and the terms upon which, awards under the Company's stock incentive plan and profit sharing plan will be granted, (iii) to make periodic reports to the Board of Directors as to the status of such plans and (iv) to review and recommend to the Board of Directors additional compensation plans. The Compensation Committee met once during fiscal 1996.

MEETINGS OF DIRECTORS

         The Board of Directors met six times during fiscal 1996. All of the persons who were directors of the Company during fiscal 1996 attended at least 75% of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees on which they served during fiscal 1996.


LIMITATIONS ON LIABILITY AND INDEMNIFICATION

         The Amended and Restated Certificate of Incorporation of the Company limits the liability of the Company's directors for monetary damages arising from a breach of their fiduciary duties to the Company and its shareholders, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or recision.

         The Company's Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by applicable law, including circumstances in which indemnification is otherwise discretionary. Such provisions may require the Company, among other things, (i) to indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers provided such persons acted in good faith and in a manner reasonably believed to be in the best interests of the Company and, with respect to any criminal action, had no cause to believe their conduct was unlawful, (ii) to advance the expenses actually and reasonably incurred by its officers and directors as a result of any proceeding against them as to which they could be indemnified and (iii) to obtain directors' and officers' insurance if available on reasonable terms. There is no action or proceeding pending or, to the knowledge of the Company, threatened which may result in a claim for indemnification by any director, officer, employee or agent of the Company.

COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16

         Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding ten percent or more of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of such reports. Specific due dates for these reports have been established, and the Company is required to report in this Annual Report any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC prior to June 30, 1996, all persons subject to the reporting requirements of Section 16(a) have filed all required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company for services rendered in all capacities during fiscal 1996 to each person who acted in the capacity of an executive officer (the "Named Executives").


                           SUMMARY COMPENSATION TABLE

                                                                                 Long Term Compensation
                                                                        -----------------------------------------
                                        Annual Compensation                       Awards                Payouts
                              ----------------------------------------  -------------------------      ----------
                                                                                       Securities
                                                                        Restricted     Underlying                       All Other
                                                      Other Annual        Stock         Options/          LTIP        Compensation
Name and Principal Position   Salary($)  Bonus($)   Compensation($)(1)  Award(s)($)    SARs(#)(2)      Payouts($)        ($)(3)
- ---------------------------   --------   --------   ------------------  -----------    ----------      ----------     ------------
Douglas Arbetman,
  President and
  Chief Executive Officer ...  350,000     39,375         16,031            --           86,000            --             1,500
Henry R. Mandell,
  Executive Vice President,
  Chief Financial Officer
  and Secretary .............  152,849      8,598          9,250            --           22,000            --             1,500

___________________

(1) Consists of automobile lease, insurance, fuel and maintenance expenses, premiums on supplemental long-term disability insurance and, for Mr. Arbetman, premiums on key man life insurance payable to him.

(2) Consists of shares issuable pursuant to options granted under the Company's stock incentive plan subsequent to the consummation of the Company's secondary public offering in November 1995.

(3) Consists of reimbursement of medical and dental expenses not covered by insurance plans provided by the Company to employees generally.


EMPLOYMENT AGREEMENTS

     Effective as of August 19, 1994, the completion of its initial public offering, and as amended on November 9, 1995, the Company entered into a three-year employment agreement with Mr. Arbetman pursuant to which he is entitled to (i) receive an annual base salary of $350,000, (ii) receive an annual bonus, up to 100% of his base salary, based upon the satisfaction of performance goals to be determined by the Board of Directors, (iii) participate in all plans sponsored by the Company for employees in general, (iv) receive $500,000 of life insurance payable as directed by him, (v) receive an option to purchase up to 267,150 shares of the Common Stock of the Company at the initial public offering price and 86,000 shares of the Common Stock of the Company at the closing price on June 28, 1996 and (vi) receive a $850 monthly automobile allowance, together with reimbursement of expenses for insurance, fuel and maintenance. In the event the Company terminates his employment before the end of the stated term without cause or Mr. Arbetman terminates his employment for specified causes, the Company is obligated to pay the base salary for 730 days. In the event the Company terminates his employment before the end of the stated term with cause, the Company is obligated to pay the base salary only through the date of termination.

     Effective as of August 19, 1994, the completion of its initial public offering, and as amended on November 9, 1995, the Company entered into a two-year employment agreement with Mr. Mandell pursuant to which he is entitled to (i) receive an annual base salary of $160,000, (ii) receive an annual bonus, up to 50% of his base salary, based upon the satisfaction of performance goals to be determined by the Board of Directors, (iii) participate in all plans sponsored by the Company for employees in general, (iv) receive an option to purchase up to 66,788 shares of the Common Stock of the

Company at the initial public offering price and 22,000 shares of the Common Stock of the Company at the closing price on June 28, 1996 and (v) receive a $536 monthly automobile allowance, together with reimbursement of expenses for insurance, fuel and maintenance. In the event the Company terminates his employment before the end of the stated term without cause or Mr. Mandell terminates his employment for specified causes, the Company is obligated to pay the base salary for 360 days. In the event the Company terminates his employment before the end of the stated term with cause, the Company is obligated to pay the base salary only through the date of termination.


STOCK OPTION GRANTS

     The following table sets forth certain information concerning the grant of stock options during the fiscal 1996 to the Named Executives.


                     OPTION/SAR GRANTS IN FISCAL YEAR 1996

                                                                                                         Potential Realizable
                                                                                                           Value at Assumed
                                                                                                           Annual Rates of
                                                                                                       Stock Price Appreciation
                                                      Individual Grants                                   for Option Term(1)
                                ---------------------------------------------------------------        ------------------------
                                                   Percent of
                                 Number of           Total
                                 Securities       Options/SARs        Exercise
                                 Underlying        Granted to         or Base
                                Options/SARs       Employees           Price         Expiration
           Name                 Granted (#)        in FY 1996          ($/Sh)           Date            5%($)           10%($)
 ------------------------       ------------      ------------        --------       ----------        -------          -------
 Douglas Arbetman . . . .       86,000 (2)            53.3             3.125          June 2006        168,990          427,850

 Henry R. Mandell . . . .        22,000 (3)           13.6             3.125          June 2006         43,230          109,450



___________________

(1) The Potential Realizable Value is the product of (a) the difference between (i) the product of the closing sale price per share at the date of grant and the sum of (A) 1 plus (B) the assumed rate of appreciation of the Common Stock compounded annually over the term of the option and (ii) the per share exercise price of the option and (b) the number of shares of Common Stock underlying the option at June 28, 1996. THESE AMOUNTS REPRESENT CERTAIN ASSUMED RATES OF APPRECIATION ONLY. ACTUAL GAINS, IF ANY, ON STOCK OPTION EXERCISES ARE DEPENDENT ON A VARIETY OF FACTORS, INCLUDING MARKET CONDITIONS AND THE PRICE PERFORMANCE OF THE COMMON STOCK. THERE CAN BE NO ASSURANCE THAT THE RATE OF APPRECIATION PRESENTED IN THIS TABLE CAN BE ACHIEVED.

(2) Consists of shares which Mr. Arbetman has the right to purchase upon the exercise of stock options granted pursuant to the Company's stock incentive plan, which options became exercisable upon the date of grant.

(3) Consists of shares which Mr. Mandell has the right to purchase upon the exercise of stock options granted pursuant to the Company's stock incentive plan, which options became exercisable upon the date of grant.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth certain information with respect to the Named Executives concerning the exercise of options during fiscal 1996 and unexercised options held by the Named Executives as of June 30, 1996.


              AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1996
                            AND FY-END OPTION VALUES


                                                                                                 Value of Unexercised
                                                             Number of Unexercised             In-the-Money Options at
                                                            Options at 06/30/96(#)                 06/30/96 ($)(1)
                                                         ------------------------------       ------------------------------
                       Shares
                      Acquired            Value
                    on Exercise         Realized
      Name              (#)                ($)           Exercisable      Unexercisable       Exercisable      Unexercisable
- ----------------    -----------         --------         -----------      -------------       -----------      -------------
Douglas Arbetman       32,192            56,336           320,958(2)            --                 0                --

Henry R. Mandell        8,471            14,824            80,317(3)            --                 0                --

___________________

(1) The value of unexercised "in-the-money" options is the difference between the closing sale price of the Common Stock on June 28, 1996 ($3.125 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.

(2) Consists of shares Mr. Arbetman currently has the right to purchase upon the exercise of stock options granted pursuant to the Company's stock incentive plan at an exercise price of between $3.125 and $4.75 per share, which options became exercisable on the date of grant.

(3) Consists of shares Mr. Mandell has the right to purchase upon the exercise of stock options granted pursuant to the Company's stock incentive plan at an exercise price of between $3.125 and $4.75 per share, which options became exercisable on the date of grant.


DIRECTOR COMPENSATION

     The Company pays to each director who is not employed by the Company or affiliated with Signal $10,000 per year, payable in equal quarterly installments, and reimburses such person for all expenses incurred by him in his capacity as a director of the Company. The Board of Directors may modify such compensation in the future. In addition, each director not employed by the Company or affiliated with Signal, upon joining the Board of Directors, will receive an option to purchase 5,000 shares of the Common Stock of the Company. Such options will have an exercise price equal to the fair market value of such shares on the date of grant, are immediately exercisable and will expire on the fifth anniversary of the date of grant. Upon the completion of the Company's initial public offering, each of Messrs. Binkley and Warshaw was granted options to purchase 5,000 shares of Common Stock at $4.75 per share, the initial public offering price. In addition, Mr. Warshaw was granted options to purchase 128,575 shares of Common Stock at $4.75 per share and 42,000 shares of Common Stock at $3.125 the closing price on June 28, 1996, in consideration of consulting services rendered by him. Such additional options are immediately exercisable and will expire on the fifth and tenth anniversary of the date of grant, respectively.

STOCK INCENTIVE PLAN

     General. The Board of Directors of the Company has adopted the 1994 Employee Stock Incentive Plan (the "Plan") pursuant to which officers, directors, employees and independent contractors (including independent sales representatives) of the Company will be eligible to receive shares of the Common Stock of the Company or other securities or benefits with a value derived from the value of the Common Stock of the Company.

     The purpose of the Plan is to enable the Company to attract, retain and motivate officers, directors, employees and independent contractors by providing for or increasing their proprietary interests in the Company and, in the case of non-employee directors, to attract such directors and further align their interests with those of the Company's stockholders by providing for or increasing their proprietary interests in the Company.

     The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Plan, as amended and ratified by the shareholders on March 27, 1996 is 822,465 (subject to adjustments to prevent dilution).

     Administration. The Plan is administered by a committee of two or more disinterested directors appointed by the Board of Directors of the Company (the "Committee"), except that grants to non-employee directors will be made by the Board of Directors pursuant to a predetermined formula. The Committee has full and final authority to select the recipients of awards and to grant such awards. Subject to the provisions of the Plan, the Committee has a wide degree of flexibility in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto, including conditioning the receipt or vesting of awards upon the achievement by the Company of specified performance criteria. Subject to limitations imposed by law, the Board of Directors may amend or terminate the Plan at any time and in any manner. However, no such amendment or termination may deprive the recipient of an award previously granted under the Plan of any rights thereunder without his consent. The expenses of administering the Plan will be borne by the Company.

     Terms of Awards. The Plan authorizes the Committee to enter into any type of arrangement with an eligible recipient that, by its terms, involves or might involve the issuance of Common Stock or any other security or benefit with a value derived from the value of Common Stock. Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. An award may consist of one such security or benefit or two or more of them in tandem or in the alternative. Options to purchase 5,000 shares of Common Stock are automatically granted to directors who are not employed by the Company or affiliated with Signal upon their election to the Board of Directors have, an exercise price equal to the fair market value of such shares on the date of grant and are immediately exercisable.

     An award granted under the Plan may include a provision accelerating the receipt of benefits upon the occurrence of specified events, such as a change of control of the Company or a dissolution, liquidation, merger, reclassification, sale of substantially all of the property and assets of the Company or other significant corporate transactions. Options granted to non-employee directors must be exercised by the fifth anniversary of the date of grant. Any stock option granted to an employee may be a tax-benefited incentive stock option or a non-qualified stock option that is not tax-benefited. Awards to non-employee directors may only be non-qualified stock options.

     An award may permit the recipient to pay all or part of the purchase price of the shares or other property issuable pursuant thereto, or to pay all or part of such employee's tax withholding obligation with respect to such issuance, by (i) delivering previously owned shares of capital stock of the Company or other property, (ii) reducing the amount of shares or other property otherwise issuable pursuant to the award or (iii) delivering a promissory note, the terms and conditions of which will be determined by the Committee. If an option permits the recipient to pay for the shares issuable pursuant thereto with previously owned shares, the recipient would be able to exercise the option in successive transactions, starting with a relatively small number of shares and, by a series of exercises using shares acquired from each such transaction to pay the purchase price of the shares acquired in the following transaction, to exercise an option for a large number of shares with no more investment than the original share or shares delivered. The exercise price and any withholding taxes are payable in cash by non- employee directors, although the Board of Directors at its discretion may permit such payment by delivery of shares of Common Stock, or by delivery of broker instructions authorizing a loan secured by the shares acquired upon exercise or payment to the Company of proceeds from the sale of such shares.

     Pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), directors, certain officers and ten percent shareholders of the Company are generally liable to the Company for repayment of any "short-swing" profits realized from any non-exempt purchase and sale of Common Stock occurring within a six-month period. Rule 16b-3, promulgated under the Exchange Act, provides an exemption from Section 16(b) liability for certain transactions by an officer or director pursuant to an employee benefit plan that complies with such Rule. Specifically, the grant of an option under an employee benefit plan that complies with Rule 16b-3 will not be deemed a purchase of a security for purposes of Section 16(b). The Plan is designed to comply with Rule 16b-3.

     Awards may not be granted under the Plan after the tenth anniversary of the adoption of the Plan. Although any award that was duly granted on or prior to such date may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award after the twentieth anniversary of the adoption of the Plan.

     Federal Income Tax Treatment. The following is a brief description of the federal income tax treatment that generally will apply to awards made under the Plan, based on federal income tax laws in effect on the date hereof. The exact federal income tax treatment of any award will depend on the specific nature of such award. Such an award may, depending on the conditions applicable to the award, be taxable as an option, an award of restricted or unrestricted stock, an award which is payable in cash or otherwise.

     Pursuant to the Plan, participants may be granted options which are intended to qualify as incentive stock options. Generally, the optionee is not taxed, and the Company is not entitled to a deduction, on the grant or exercise of an incentive stock option. However, if the optionee sells the shares acquired upon the exercise of an incentive stock option at any time within (i) one year after the date of exercise of the option or (ii) two years after the date of grant of the option, then the optionee will recognize ordinary income in an amount equal to the excess, if any, of the lesser of the sale price or the fair market value on the date of exercise over the exercise price of the option. The Company will generally be entitled to a deduction in an amount equal to the amount of ordinary income recognized by the optionee.

     The grant of an option or other similar right to acquire stock that does not qualify for treatment as an incentive stock option generally is not a taxable event for the optionee. Upon exercise of the option, the optionee generally will recognize ordinary income in an amount equal to the excess of the fair market value of the stock acquired upon exercise (determined as of the date of exercise) over the exercise price of such option, and the Company will be entitled to a deduction equal to such amount.

     Special rules will apply, however, if the optionee is subject to Section 16 of the Exchange Act. During any period of time (the "Section 16(b) Period") in which a sale of the stock acquired upon exercise of the option could subject such optionee to suit under Section 16, the optionee will not recognize ordinary income and the Company will not be entitled to a deduction. Upon the expiration of the Section 16(b) Period, the optionee will recognize ordinary income, and the Company will be entitled to a deduction, equal to the excess of the fair market value of the stock (determined as of the expiration of the Section 16(b) Period) over the option exercise price. As described below, such an optionee may elect under Section 83(b) of the Internal Revenue Code of 1986, as amended (the "Code"), to recognize ordinary income on the date of exercise, in which case the Company would be entitled to a deduction at that time equal to the amount of the ordinary income recognized.

     Awards under the Plan may also include stock sales, stock bonuses or other grants of stock. Stock issued pursuant to these awards may be subject to certain restrictions. Pursuant to Section 83 of the Code, stock sold or granted under the Plan will give rise to taxable income at the earliest time at which such stock is not subject to a substantial risk of forfeiture or is freely transferable for purposes of Section 83. At that time, the holder will recognize ordinary income equal to the excess of the fair market value of the shares (determined as of such time) over the purchase price, and the Company will be entitled to a deduction equal to such amount. If the holder of the stock is a person subject to Section 16(b) and if the sale of the stock at a profit could subject such person to suit under Section 16(b), income will be recognized in accordance with the rules described above regarding stock issued to such persons upon the exercise of an option, unless the holder makes an election under Section 83(b) to recognize income on the date the stock is issued.

     Awards may be granted under the Plan that do not fall clearly into the categories described above. The federal income tax treatment of these awards will depend upon the specific terms of such awards. The Company generally will be required to withhold applicable taxes with respect to any ordinary income recognized by a participant in connection with awards made under the Plan.

     The terms of the agreements pursuant to which specific awards are made under the Plan may provide for accelerated vesting or payment of an award in connection with a change in ownership or control of the Company. In that event and depending upon the individual circumstances of the recipient, certain amounts with respect to such awards may constitute "excess parachute payments" under the golden parachute provisions of the Code. Pursuant to such provisions, an employee will be subject to a 20% excise tax on any "excess parachute payment," and the Company will be denied any deduction with respect to such excess parachute payment.

     1994 Awards. Concurrently with the consummation of the Company's initial public offering on August 19, 1994, options were granted to (i) Mr. Arbetman, the President and the Chief Executive Officer of the Company, to purchase up to 267,150 shares of Common Stock, (ii) Mr. Binkley, a director of the Company, to purchase up to 5,000 shares of Common Stock, (iii) Mr. Mandell, the Chief Financial Officer of the Company, to purchase up to 66,788 shares of Common Stock, (iv) Mr. Warshaw, a director of the Company, to purchase up to 128,575 shares of Common Stock in consideration of consulting services rendered by him and 5,000 shares as director's compensation and (v) five other employees of the Company to purchase up to an aggregate of 22,500 shares of Common Stock, at an exercise price equal to $4.75, the initial public offering price, and an aggregate of 20,000 shares of Common Stock, at an exercise price equal to $7.00. The options granted to Messrs. Arbetman, Binkley, Mandell and Warshaw are exercisable immediately upon grant. The options granted to the other employees become exercisable in three equal annual installments commencing on August 19, 1995, and expire on the tenth anniversary of the date of grant. The options granted to Messrs. Binkley and Warshaw will expire on the fifth anniversary of the date of grant, and those granted to Messrs. Arbetman and Mandell will expire on the earlier to occur of the tenth anniversary of the date of grant or 30 days after the termination of such officer's employment by the Company with cause.

     1995 Awards. On November 15, 1995 options were granted to 14 employees of the Company to purchase up to an aggregate of 53,500 shares of Common Stock, at an exercise price equal to $6.00 per share. The options granted become exercisable in three equal annual installments commencing on November 15, 1996,
and expire on the tenth anniversary of the date of grant.   On June 28, 1996,
options were granted to (i) Mr. Arbetman to purchase up to 86,000 shares of Common Stock, (ii) Mr. Warshaw to purchase up to 42,000 shares of Common Stock, and (iii) Mr. Mandell to purchase up to 22,000 shares of Common Stock, at an exercise price of $3.125, the closing price on that date. The options granted to Messrs. Arbetman, Warshaw, and Mandell are exercisable immediately upon grant, and will expire on the tenth anniversary of the date of grant.

     The Company has registered under the Securities Act of 1933, as amended, the sale of the shares of its Common Stock pursuant to the Plan.


EMPLOYEES' PROFIT SHARING PLAN

     General. The Board of Directors adopted the Employees' Profit Sharing Plan (the "Plan"), originally effective as of July 1, 1976, for the benefit of the eligible employees of the Company. The Company amended the Plan, effective February 1, 1992, in order to add a 401(k) feature. In addition, the Company amended and restated the Plan in its entirety in order to comply with the requirements of the Tax Reform Act of 1986 and later legislation, generally effective as of October 1, 1990.

     The primary purpose of the Plan is to encourage participating employees to adopt a regular savings program to provide security for their retirement.

     All employees of the Company who have completed at least one year of service and attained 18 years of age are eligible to participate in the Plan on the February 1 or July 1 falling on or next following the date they meet the Plan's service and age requirements. Employees who are covered by a collective bargaining unit and whose retirement benefits are the subject of good faith bargaining, however, are not eligible to participate in the Plan.

     Administration. The Plan is administered by the Plan Administrator, who is the Director of Personnel of the Company. The Plan Administrator oversees the day-to-day administration of the Plan and makes determinations regarding eligibility, distributions and in-service withdrawals. The Plan Administrator also oversees the transfer of assets to various investment options in accordance with the participating employees' investment directions.

     Plan Contributions and Vesting. The Plan provides for employee pretax deferrals and discretionary employer contributions. Participating employees may contribute, by way of payroll deductions, from 1% to 15% of their before-tax compensation (up to a maximum of $9,500 for 1996) as a pretax deferral annually, subject to certain legal limits. The annual maximum amount is adjusted each year by the Internal Revenue Service (the "IRS") to reflect cost-of-living increases or decreases. The Plan also permits participating employees to make rollover contributions, but does not permit participating employees to make any voluntary after-tax contributions.

     The Company may make discretionary contributions on behalf of eligible participants. Each Plan year (October 1 through September 30), the Board of Directors determines what contribution, if any, to make to the Plan. The Company has not made any employer contributions to the Plan since 1987. The only contributions that the Company has made to the Plan have been employee pretax deferrals since the addition of the 401(k) feature to the Plan in February 1992.

     If the Company determines to make a contribution to the Plan, the amount contributed will be allocated to the accounts of participants who have completed at least 1,000 hours of service for the Plan year on a pro rata basis. However, if a participating employee terminates employment during the Plan year due to death, disability or retirement while employed by the Company, he would be entitled to an allocation of discretionary contribution regardless of the fact that he has not completed the 1,000 hours of service requirement.

     For purposes of calculating the amount of a participating employee's contributions, compensation means all wages and salaries paid to the employee during any year, but excluding pre-participation compensation earned in the year of initial entry and certain items of fringe benefits.

     Current tax law limits deductible contributions (both employer discretionary contributions and employee pretax deferrals) to the Plan to 15% of the total compensation paid during the Plan year to participating employees.

     A participating employee is always 100% vested in his own pretax deferrals, and vests 20% per year of service in any discretionary employer contributions allocated to his account.

     Plan Investments. The Plan is a non-trusteed plan. Accordingly, the Plan is not funded through a trust but through a group annuity contract with Connecticut General Life Insurance Company ("Connecticut"). All contributions made to the Plan are paid directly to Connecticut for purposes of investment under one or more of the six investment options within the group annuity contract, as directed by participating employees.

     Plan Amendment or Termination. Under the terms of the Plan, the Company reserves the right to amend or terminate the Plan at any time and in any manner. No amendment or termination, however, may deprive a participating employee of any benefit he has accrued under the Plan prior to the effective date of the amendment or termination.

     Federal Income Tax Treatment. The IRS has previously issued a favorable determination on the Plan's qualification. As a qualified plan, all contributions made to the Plan by the Company are deductible to the Company in the year the contributions are made, up to 15% of the compensation of participating employees ("Covered Compensation"). All contributions allocated to accounts of participating employees and all earnings on such contributions are tax-deferred until they are distributed.

     Since the last determination letter, however, the Company has amended and restated the Plan to comply with the Tax Reform Act of 1986 and later legislation. The Company intends for the Plan to be a qualified plan under
Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"), and it intends to submit the amended and restated Plan to the IRS for a favorable determination letter on the qualification of the Plan as so amended and restated.

     Assuming that the IRS determines that the amended and restated Plan is a qualified Plan, then all contributions made to the Plan will continue to be deductible to the Company in the year that the contributions are made, up to 15% of Covered Compensation. Any contributions allocated to the accounts of participating employees and any earnings on such contributions will continue to be tax-deferred until they are distributed to the participating employees.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the shares of Common Stock beneficially owned as of September 6, 1996 by (i) each person known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock of the Company, (ii) each director and executive officer and (iii) all directors and executive officers as a group.

                                                                                 Shares Beneficially Owned(1)
                                                                                 ----------------------------
                                                                                   Number         Percent of
    Name and Address                                                              of Shares       Class (2)
    ----------------                                                              ---------       ----------
    Signal Capital Corporation
    55 Ferncroft Road
    Danvers, Massachusetts 01923  . . . . . . . . . . . . . . . . . . . .         1,096,185          23.58%

    American Industries   . . . . . . . . . . . . . . . . . . . . . . . .           370,000           7.96
    1750 N.W. Front Avenue, Suite 106
    Portland, Oregon 97209

    U.S. Bancorp  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           275,000           5.92
    111 S.W. Fifth Avenue
    Portland, Oregon 97204

    Douglas Arbetman (3)  . . . . . . . . . . . . . . . . . . . . . . . .           325,958           7.01
    c/o The Sirena Apparel Group, Inc.
    10333 Vacco Street
    South El Monte, California 91733

    Nicholas B. Binkley (4) . . . . . . . . . . . . . . . . . . . . . . .             9,350              *

    Jeffrey J. Holland (5)  . . . . . . . . . . . . . . . . . . . . . . .                --             --

    Henry R. Mandell (6)  . . . . . . . . . . . . . . . . . . . . . . . .            81,317           1.75

    Eben S. Moulton (7) . . . . . . . . . . . . . . . . . . . . . . . . .                --             --

    Arthur H. Warshaw (8) . . . . . . . . . . . . . . . . . . . . . . . .           159,761           3.44

    All directors and executive officers as a group
      (six persons) . . . . . . . . . . . . . . . . . . . . . . . . . . .           576,461          12.40
- -----------------------

*        Less than one percent.

(1) Each person has sole voting and investment power over the shares of Common Stock shown as beneficially owned, subject to community property laws where applicable.

(2) Shares which the person (or group) has the right to acquire within 60 days after June 30, 1996 are deemed to be outstanding in calculating the percentage ownership of the person (or group) but are not deemed to be outstanding as to any other person (or group).

(3) Includes 267,150 shares issuable upon the exercise of stock options granted to Mr. Arbetman, the President and the Chief Executive Officer and a director of the Company upon the completion of the Company's initial public offering pursuant to the Company's stock incentive plan, of which
     (i) 32,192 shares were sold in the Company's secondary public offering in November 1995, and (ii) 86,000 shares were granted to Mr. Arbetmen in June
     1996.   See "Item 11.  Executive Compensation - Stock Incentive Plan."

(4) Includes 5,000 shares issuable upon the exercise of stock options granted to Mr. Binkley, a director of the Company, pursuant to the Company's stock incentive plan. See "Item 11. Executive Compensation - Stock Incentive Plan."

(5) Mr. Holland, a director of the Company, is a Senior Investment Manager of Signal Capital Corporation. Mr. Holland disclaims any interest in the shares of the Company held by Signal Capital Corporation.

(6) Includes 66,788 shares issuable upon the exercise of stock options granted to Mr. Mandell, the Chief Financial Officer of the Company, upon the completion of the Company's initial public offering pursuant to the Company's stock incentive plan. See "Item 11. Executive Compensation - Stock Incentive Plan." of which (i) 8,471 were sold in the Company's secondary public offering in November 1995, and (ii) 22,000 shares were granted to Mr. Mandell in June 1996.

(7) Mr. Moulton, a director of the Company, is the President of Signal Capital Corporation. Mr. Moulton disclaims any interest in the shares of the Company held by Signal Capital Corporation.

(8) Consists of 133,575 shares issuable upon the exercise of stock options granted to Mr. Warshaw, a director of the Company, upon the completion of the Company's initial public offering pursuant to the Company's stock incentive plan, which of (i) 15,814 shares were sold in the Company's secondary public offering in November 1995, and (ii) 42,000 shares were granted to Mr. Warshaw in June 1996. See "Item 11. Executive Compensation - Stock Incentive Plan."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In fiscal 1990, the Company retained Apparel Management, Inc., a corporation substantially owned by Arthur H. Warshaw, to provide management services. In fiscal 1994, 1995 and 1996 the Company paid Apparel Management, Inc. $222,000, $213,000, and $211,000 respectively, for such services.
Apparel Management, Inc. is entitled to receive consulting fees at the rate of $20,000 per month under its current agreement with the Company which terminates on June 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules. Reference is made to the Index to Financial Statements on page 35 for a list of financial statements and schedule filed as part of this report.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1996.

     (c) Exhibits. The following is a list of exhibits filed as a part of this report.



     EXHIBIT NO.                                 DESCRIPTION                                                    PAGE NO.
     -----------                                 -----------                                                    --------
          3.1+++          Amended and Restated Certificate of
                          Incorporation of the Company. [3.3.1]**
          3.2+            Amended and Restated Bylaws of the
                          Company. [3.4]**
          4.1+++          Form of stock certificate. [4.1]**
          4.2             Warrant Agreement dated August 19, 1994,
                          between the Company and Wedbush Morgan
                          Securities. [4.2]**
          4.3+++          Agreement of Merger between the Company
                          and the Predecessor. [4.3.1]**
          4.4             Registration Rights Agreement dated July 22, 1994,
                          among the Company and certain stockholders of
                          the Company.  [4.4]**
         10.1+            Employment Agreement between the Company and
                          Douglas Arbetman. [10.1]**
         10.1.1****       Amended and Restated Employment Agreement dated
                          October 9, 1995, between the Company and
                          Douglas Arbetman. [10.2.1]**
         10.2+            Employment Agreement between the Company and
                          Henry R. Mandell. [10.2]**
         10.2.1****       Amended and Restated Employment Agreement
                          dated October 9, 1995, between the Company and
                          Henry R. Mandell. [10.2.1]**
         10.3+            The Sirena Apparel Group, Inc. 1994 Stock Incentive
                          Plan, together with forms of stock option and
                          restricted stock agreements. [10.3]**
         10.4+            Connecticut General Life Insurance Company Defined
                          Contribution Plan Basic Plan Document Number 02,
                          as amended. [10.4]**
         10.5+            Non-Standardized Profit Sharing/Thrift Plan with
                          401(k) Feature Adoption Agreement Number 004. [10.5]**
         10.6+            Amendment to Sirena, Inc. Employees' Profit
                          Sharing Plan and Trust effective October 1,
                          1990. [10.6]**
         10.7+            Discount Factoring Agreement dated July 13, 1990,
                          between Congress Talcott Corporation and the
                          Company, as amended. [10.7]**
         10.8+            Corporate Guarantee and Waiver dated July 13,
                          1990 by Signal Capital Corporation in favor of

                          Congress Talcott Corporation. [10.8]**
         10.9*+           License Agreement dated October 1, 1993, between
                          Anne Klein & Company and the Company, as
                          amended. [10.9]**
         10.9.1*          Amended and Restated License Agreement between
                          Anne Klein & Company and the Company. [10.9.1]**
         10.10+           Guaranty dated as of October 1, 1993 by Signal
                          Capital Corporation in favor of Anne Klein &
                          Company. [10.10]**
         10.11+++         License Agreement dated April 1, 1990, between
                          Cherokee Licensing, Inc. and the Company, as
                          amended. [10.11.1]**
         10.12+           Lease Agreement dated May 4, 1989, between
                          Art Weiss, Inc. and the Company. [10.12]**
         10.13+           Lease Agreement dated May 4, 1989, between
                          Art Weiss, Inc. and the Company. [10.13]**
         10.14+           Lease Agreement dated May 4, 1989, between
                          Art Weiss, Inc. and the Company. [10.14]**
         10.15+           Indenture of Lease dated July 12, 1984,
                          between Keystone Associates and Consolidated
                          Foods Corp. [10.15]**
         10.16+           Modification and Extension of Lease dated
                          July 18, 1990, between Keystone Associates and
                          the Company. [10.16]**
         10.17+           Modification and Extension of Lease dated
                          April 14, 1994, between Keystone Associates and
                          the Company. [10.17]**
         10.18+           Lease dated December 22, 1987, between La
                          Salle National Bank and the Company, as
                          amended. [10.18]**
         10.18.1***       Lease dated May 1, 1995, between La Salle National
                          Trust, NA and the Company. [10.18.1]**
         10.19+           Lease dated December 15, 1989, between
                          California Mart and the Company. [10.19]**
         10.19.1***       Lease Agreement dated February 8, 1995, between
                          The Equetable Life Assurance Society of the United
                          States and the Company. [10.19.1]**
         10.20+           Lease Agreement dated February 26, 1991, between
                          MMH Venture and the Company. [10.20]**
         10.20.1***       Lease Agreement dated February 13, 1995,
                          between MMH Venture and the Company. [10.20.1]**
         10.21+           Lease Agreement dated August 12, 1989, between
                          Dallas Market Center Company and the
                          Company. [10.21]**
         10.21.1***       Amendment to Lease Agreement effective June 1, 1992,
                          between Dallas Market Center Company and the Company.
                          [10.21.1]**
         10.22+           Loan Agreement dated March 23, 1988, between
                          Signal Capital Corporation and the Company,
                          as amended. [10.22]**
         10.22.1x         Modification No. 15, dated June 23, 1994, to
                          Loan Agreement between Signal Capital Corporation
                          and the Company.  [10.22.1]**
         10.23+           Asset Purchase Agreement dated May 4, 1994,
                          between The CIT Group/Commercial Services, Inc.

                          and the Company. [10.23]**
         10.24*+          Agreement dated September 24, 1965, between
                          Rose Marie Reid, a natural person, and Jonathan
                          Logan, Inc., a Delaware corporation, as
                          amended. [10.24]**
         10.25*+          Royalty Settlement Agreement dated August 10,
                          1988, between the Representative of the Estate
                          of Rose Marie Reid and United Merchants and
                          Manufactures, Inc. [10.25]**
         10.26*+          Collateral Transfer Instrument dated May 4, 1994,
                          by Rose Marie Reid Inc. in favor of The CIT
                          Group/Commercial Services, Inc. [10.26]**
         10.27+           Consulting Agreement between the Company and
                          Apparel Management, Inc. [10.27]**
         10.27.1xxx       Amended and Restated Consulting Agreement dated
                          August 12, 1995, between the Company and Apparel
                          Management, Inc. [10.27.1]**
         10.28x           Underwriting Agreement dated August 12, 1994,
                          among the Company, Wedbush Morgan Securities
                          and Dakin Securities Corporation.  [10.28]**
         10.29x           Factoring, Credit and Security Agreement dated
                          August 19, 1994, between the Company and Heller
                          Financial, Inc. [10.29]**
         10.29.1xx        Amendment Number One to Factoring, Credit and
                          Security Agreement dated December 1, 1994, between
                          the Company and Heller Financial, Inc.  [10.1]**
         10.29.2***       Amendment Number Two to Factoring, Credit and Security
                          Agreement dated September 15, 1995, between the
                          Company and Heller Financial, Inc. [10.29.2]**

         10.30*xxxx       Manufacturing Production Agreement dated July 11, 1994
                          between the Company and Plasa S.A. de C.V. [10.30]**
         23.1             Consent of Ernst & Young LLP

- ----------------

   * The Company has requested confidential treatment for a portion of the referenced exhibit.

  **    Indicates the exhibit number of the document in the original filing.

 *** Filed as an exhibit to the Company's Registration Statement on Form S-1 dated Octber 9, 1995 (File No. 33- 97880).

**** Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 dated November 6, 1995.

   + Filed as an exhibit to the Company's Registration Statement on Form S-1 dated June 14, 1994 (File No. 33-80268).

  ++ Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 dated July 25, 1994.

 +++ Filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 dated August 8, 1994.

   x Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

  xx Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.

 xxx Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

xxxx Filed as an exhibit to the Amendment to Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995.

                         Index to Financial Statements


                                                                                                                          Page
                                                                                                                          ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

Financial Statements

        Consolidated Balance Sheets as of June 30, 1995 and June 30, 1996   . . . . . . . . . . . . . . . . . . . . . . .  F-2

        Consolidated Statements of Income for the
        years ended June 30, 1994, 1995, and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

        Consolidated Statements of Stockholders' Equity for
        the years ended June 30, 1994, 1995, and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

        Consolidated Statements of Cash Flows for
        the years ended June 30, 1994, 1995, and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

        Notes to Financial Consolidated Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-8

Financial Statement Schedules

         II      Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-19

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 1996.


                                  THE SIRENA APPAREL GROUP, INC.



                                  By /s/  Douglas Arbetman
                                     ------------------------------------------
                                          Douglas Arbetman,
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



      SIGNATURE                                TITLE                               DATE
      ---------                                -----                               ----
/s/ Douglas Arbetman                  President, Chief Executive              September 27, 1996
- --------------------------------      Officer and Director
Douglas Arbetman



/s/ Nicholas B. Binkley               Director                                September 27, 1996
- --------------------------------
Nicholas B. Binkley


/s/ Jeffrey J. Holland                Director                                September 27, 1996
- --------------------------------
Jeffrey J. Holland


/s/ Henry R. Mandell                  Chief Financial Officer (Principal      September 27, 1996
- --------------------------------      Financial and Accounting Officer)
Henry R. Mandell


/s/ Eben S. Moulton                   Director                                September 27, 1996
- --------------------------------
Eben S. Moulton


/s/ Arthur H. Warshaw                 Director                                September 27, 1996
- --------------------------------
Arthur H. Warshaw


                       Consolidated Financial Statements

                         The Sirena Apparel Group, Inc.
                                 and Subsidiary

                       Years ended June 30, 1996 and 1995
                      with Report of Independent Auditors

0398:Folder S





                         Report of Independent Auditors

Board of Directors
The Sirena Apparel Group, Inc.

We have audited the accompanying consolidated balance sheets of The Sirena Apparel Group, Inc. and subsidiary as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sirena Apparel Group, Inc. and subsidiary as of June 30, 1995 and 1996 and the consolidated results of their operations and their cash flows for the three years ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



                                       ERNST & YOUNG LLP

Los Angeles, California
August 13, 1996

                 The Sirena Apparel Group, Inc. and Subsidiary

                          Consolidated Balance Sheets


                                                                                 JUNE 30
                                                                          1995              1996
                                                                      ------------      ------------
ASSETS
Current assets:
  Cash                                                                $     59,301      $     17,964
  Accounts receivable, net of allowance of $1,762,448 (1995)
    and $2,290,968 (1996) (Note 3)                                       3,543,103         4,938,331
  Inventories (Notes 4 and 5)                                            5,970,558         7,713,427
  Prepaids and other current assets                                        431,639         1,088,486
                                                                      ------------      ------------
Total current assets                                                    10,004,601        13,758,208

Equipment and leasehold improvements (Note 6):
  Furniture, fixtures and equipment                                      2,741,737         3,109,941
  Leasehold improvements                                                   748,470           813,747
                                                                      ------------      ------------
                                                                         3,490,207         3,923,688

  Less accumulated depreciation and amortization                        (2,707,479)       (2,787,925)
                                                                      ------------      ------------
                                                                           782,728         1,135,763
Equipment under capital lease, less accumulated amortization of
  $53,144 (1995) and $86,708 (1996) (Note 6)                               114,679            81,115

Intangible assets, less accumulated amortization of $725,009
  (1995) and $849,289 (1996)                                             3,714,309         3,590,029
Deposits                                                                   122,163           112,466
                                                                      ------------      ------------
Total assets                                                          $ 14,738,480      $ 18,677,581
                                                                      ============      ============


See accompanying notes.

                                                                                JUNE 30
                                                                          1995              1996
                                                                      ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                                      $    251,431      $    336,305
  Accounts payable                                                       2,100,527         2,665,718
  Accrued liabilities                                                    1,394,189           820,400
  Current taxes payable                                                    106,394                 -
  Current portion of capital leases obligations                             32,286            35,714
                                                                      ------------      ------------
Total current liabilities                                                3,884,827         3,858,137

Capital lease obligations, less current portion                             85,585            49,670

Commitments and contingencies (Note 6)

Stockholders' equity (Note 5):
  Common stock, $.01 par value:
    Authorized, 20,000,000
    Issued and outstanding, 3,143,971 (1995) and 4,649,230
      (1996)                                                                31,440            46,492
  Additional paid-in capital                                            24,027,168        32,424,627
  Accumulated deficit                                                  (13,290,540)      (17,701,345)
                                                                      ------------      ------------
Total stockholders' equity                                              10,768,068        14,769,774
                                                                      ------------      ------------
Total liabilities and stockholders' equity                            $ 14,738,480      $ 18,677,581
                                                                      ============      ============

                 The Sirena Apparel Group, Inc. and Subsidiary

                     Consolidated Statements of Operations


                                                              YEAR ENDED JUNE 30
                                                    1994             1995              1996
                                                 -----------      -----------      -----------
Net sales                                        $38,932,132      $49,206,280      $49,206,288
Cost of goods sold                                26,751,499       34,010,181       38,390,021
                                                 -----------      -----------      -----------
Gross profit                                      12,180,633       15,196,099       10,816,267

Selling, general and administrative expenses       9,633,425       10,892,630       14,029,878
Depreciation and amortization                        204,089          241,000          274,145
                                                 -----------      -----------      -----------
Total operating expenses                           9,837,514       11,133,630       14,304,023
                                                 -----------      -----------      -----------
Income (loss) from operations                      2,343,119        4,062,469       (3,487,756)

Interest expense:
  Signal Capital Corporation                        (938,475)        (100,676)               -
  Other                                             (479,018)        (932,146)        (908,049)
                                                 -----------      -----------      -----------
Income (loss) before provision for income
  taxes                                              925,626        3,029,647       (4,395,805)

Provision for income taxes (Note 7)                   25,000          141,986           15,000
                                                 -----------      -----------      -----------
Net income (loss)                                $   900,626      $ 2,887,661      $(4,410,805)
                                                 ===========      ===========      ===========
Net income (loss) per share                           $ 0.52           $ 0.93           $(1.05)
                                                 ===========      ===========      ===========
Weighted average number of common shares
  outstanding (Note 2)                             1,743,971        3,104,255        4,205,020
                                                 ===========      ===========      ===========

See accompanying notes.

                 The Sirena Apparel Group, Inc. and Subsidiary

                Consolidated Statements of Stockholders' Equity


                                       Preferred Stock
                       ----------------------------------------------         Common Stock
                        Number of                Number of               --------------------  Additional
                        Series A                 Series B                 Number                Paid-In    Accumulated
                         Shares     Par Value     Shares    Par Value    of Shares  Par Value   Capital     Deficit        Total
                       -------------------------------------------------------------------------------------------------------------
Balance at June 30,
 1993                  10,500,000 $ 13,670,000   2,600,000 $ 2,600,000   13,169,712 $ 131,697 $ 2,372,949 $(17,078,827) $ 1,695,819
 Net income for year
   ended June 30,
   1994                         -            -           -           -            -         -           -      900,626      900,626
 Accrued dividends
   (Note 5)                     -      892,500           -           -            -         -    (892,500)           -            -
                      --------------------------------------------------------------------------------------------------------------
Balance at June 30,
 1994                  10,500,000   14,562,500   2,600,000   2,600,000   13,169,712   131,697   1,480,449  (16,178,201)   2,596,445
 Net income for year
   ended June 30,
   1995                         -            -           -           -            -         -           -    2,887,661    2,887,661
 Recapitalization
   (Note 5)           (10,500,000) (14,562,500) (2,600,000) (2,600,000) (11,425,741) (114,257) 17,276,757            -            -
 Initial public
   offering (Note 5)            -            -           -           -    1,400,000    14,000   5,269,962            -    5,283,962
                      --------------------------------------------------------------------------------------------------------------
Balance at June 30,
 1995                           -            -           -           -    3,143,971    31,440  24,027,168  (13,290,540)  10,768,068
 Net loss for year
   ended June 30,
   1996                         -            -           -           -            -         -           -   (4,410,805)  (4,410,805)
 Secondary offering
   (Note 5)                     -            -           -           -    1,448,782    14,487   8,129,758            -    8,144,245
 Options exercised
   (Note 5)                     -            -           -           -       56,477       565     267,701            -      268,266
                      --------------------------------------------------------------------------------------------------------------
Balance at June 30,
 1996                           - $          -           - $         -    4,649,230 $  46,492 $32,424,627 $(17,701,345) $14,769,774
                      ==============================================================================================================

      See accompanying notes.

                 The Sirena Apparel Group, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows


                                                                 YEAR ENDED JUNE 30
                                                        1994            1995            1996
                                                     -----------     -----------     -----------
OPERATING ACTIVITIES
Net income (loss)                                    $   900,626     $ 2,887,661     $(4,410,805)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                       328,448         321,404         415,525
     Change in accounts receivable allowance             (54,894)        429,738         528,520

     Changes in operating assets and liabilities:
       Accounts receivable                               (61,255)     (2,862,727)     (1,923,748)
       Inventories                                       468,969      (2,476,987)     (1,742,869)
       Prepaids and other current assets                (116,261)       (211,429)       (656,847)
       Accounts payable                                1,242,709        (207,692)        565,191
       Accrued liabilities and current taxes
         payable                                         450,158        (149,295)       (680,183)
                                                     -----------     -----------     -----------
Net cash provided by (used in) operating
  activities                                           3,158,500      (2,269,327)     (7,905,216)

INVESTING ACTIVITIES
Purchases of property, plant and equipment              (204,032)       (502,123)       (610,716)
Acquisition of trademark                                (764,368)       (241,186)              -
Increase in deposits                                     (65,353)        (10,000)          9,697
                                                     -----------     -----------     -----------
Net cash used in investing activities                 (1,033,753)       (753,309)       (601,019)

FINANCING ACTIVITIES
Borrowings from Signal Capital Corporation             5,110,816       1,579,898               -
Repayments to Signal Capital Corporation              (6,137,144)     (5,228,774)              -
Payments under capital lease obligations                 (20,345)        (29,609)        (32,487)
Proceeds from stock issuance                                   -       5,779,463       8,412,511
Deferred offering costs                                 (495,501)              -               -
Increase in bank overdraft                                11,317         230,659          84,874
                                                     -----------     -----------     -----------
Net cash (used in) provided by financing
  activities                                          (1,530,857)      2,331,637       8,464,898
Increase (decrease) in cash                              593,890        (690,999)        (41,337)
Cash at beginning of year                                156,410         750,300          59,301
                                                     -----------     -----------     -----------
Cash at end of year                                  $   750,300     $    59,301     $    17,964
                                                     ===========     ===========     ===========

                 The Sirena Apparel Group, Inc. and Subsidiary

                                                                 YEAR ENDED JUNE 30
                                                        1994            1995            1996
                                                     -----------     -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Interest                                      $ 1,432,493     $ 1,087,398     $   908,049
       Income taxes                                       12,945         100,647         372,559

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  During 1994, the Company incurred a capital lease obligation of $167,823 in connection with a lease agreement to acquire equipment.





See accompanying notes.

                 The Sirena Apparel Group, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 June 30, 1996



1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ORGANIZATION

The Sirena Apparel Group, Inc. (the Company), a Delaware corporation, designs, manufactures and markets branded and private label swimwear and resortwear for each principal segment of the women's market. On August 12, 1994, the Company completed an initial public offering of 1,400,000 shares of common stock. On November 9, 1995, the Company completed a secondary offering for 1,448,782 shares of common stock (see Note 5).

Prior to the initial public offering, Signal Capital Corporation (Signal) had provided financing to the Company in the form of a revolving line of credit, term debt and guarantees of the Company's indebtedness under a factoring agreement. Proceeds from the initial public offering were used to repay all Signal debt. After the initial and secondary offerings, Signal owned approximately 53% and 24%, respectively, of the outstanding common stock of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SIRENAMEX S.A. de C.V., a Mexican corporation. All significant intercompany accounts and transactions have been eliminated.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation of equipment is provided using the straight-line method over their estimated useful lives, which is five years. Amortization of leasehold improvements is provided for by the straight-line method over the shorter of the useful lives or the terms of the leases.

                 The Sirena Apparel Group, Inc. and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net assets acquired in the acquisition and is amortized using the straight-line method over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on estimated undiscounted cash flows of the Company over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. In addition, in fiscal 1994, the Company acquired an existing trademark. Costs associated with this trademark were $1,006,000, and are being amortized using the straight-line method over 25 years. Amortization of intangible assets amounted to approximately $89,000, $120,000 and $125,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

REVENUE RECOGNITION

The Company recognizes revenue as of the date merchandise is shipped to its customers. Allowance for estimated returns and discounts are provided when the related revenue is recorded.

CONCENTRATION OF CREDIT RISK

The Company manufactures and sells garments to retailers in the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company factors a majority of all of its receivables (see Note 3) whereby one factor assumes substantially all the risk of collection on these transactions. Credit losses on nonfactored receivables are provided for in the financial statements and have historically been within management's expectations. No customer accounted for more than 10% of sales for the years ended June 30, 1994. One customer accounted for 11% and 10% of the Company's net sales for the years ended June 30, 1995 and 1996, respectively.

                 The Sirena Apparel Group, Inc. and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Prior to the initial public offering, the Company was included in the consolidated federal income tax return of Signal's parent (collectively, the Consolidated Group). The provision for income taxes was computed as if the Company had filed separate tax returns, pursuant to a tax sharing arrangement with the Consolidated Group. Any resultant provision (credit) for income taxes was due to (from) the Consolidated Group. As a result of the initial public offering and the related change in ownership, the Company is no longer included in the Consolidated Group effective August 12, 1994.

The Company accounts for its income taxes under Financial Accounting Standards Board Statement No. 109 (FAS 109). FAS 109 provides that the liability method is used in accounting for income taxes whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING COSTS

The Company expenses nonreimbursable advertising costs as costs are incurred. The amounts charged to advertising expense during the years ended June 30, 1994, 1995 and 1996 were approximately $1,034,000, $1,014,000 and $1,771,000, respectively.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company does not provide postretirement or postemployment benefits.

NET INCOME PER COMMON SHARE

The computation of net income per common share in 1995 and 1996 is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

Net income per common share for 1994 is based on the weighted average common shares outstanding after giving effect to the Recapitalization, as described in
Note 5, for all periods presented. Pursuant to the Recapitalization, immediately prior to the effective

                 The Sirena Apparel Group, Inc. and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

date of the initial public offering, the Series A Preferred stock held by Signal were converted into 1,743,971 shares of common stock and Series B Preferred stock and existing common stock were cancelled.

In connection with the initial public offering (Note 5), the Company used proceeds from the sale of 1,400,000 shares of common stock to retire certain debt. Supplementary earnings per share, reflecting the elimination of $100,676 of interest expense and related adjustments for income taxes for the year ended June 30, 1995, would be $.91 based on 3,262,422 common shares outstanding after the offering.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions for pro forma disclosure requirements of SFAS 123 during the year ended June 30, 1997.

                 The Sirena Apparel Group, Inc. and Subsidiary

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                            JUNE 30
                                                                     1995              1996
                                                                  -----------       -----------
         Receivables assigned to factor:
           Nonrecourse                                            $12,655,576       $11,518,548
           Recourse                                                   573,100           521,100
           Advances from factor                                    (8,928,000)       (7,031,559)
                                                                  -----------       -----------
           Due from factor                                          4,300,676         5,008,089

         Nonfactored accounts receivable                            1,004,875         2,221,210
         Allowance for customer credits and doubtful accounts      (1,762,448)       (2,290,968)
                                                                  -----------       -----------
                                                                  $ 3,543,103       $ 4,938,331
                                                                  ===========       ===========

The Company has entered into an accounts receivable, inventory, seasonal overadvance and factoring services arrangement, which was amended as of September 15, 1995, with Heller Financial, Inc. (Heller) pursuant to which the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of 0.675%, up to $75 million in gross sales and 0.575% thereafter, with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivables and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables less reserves as determined by Heller, which advances bear interest at an annual rate of 0.75% over the prime rate established from time to time by Bank of America (8.25% at June 30, 1996). Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and (ii) up to 40% prior to October 31, (iii) and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less (iv) such reserves as Heller elects to establish.

                 The Sirena Apparel Group, Inc. and Subsidiary

3. ACCOUNTS RECEIVABLE (CONTINUED)

The Company's short-term advances are limited to a maximum of $6,000,000 or $1,000,000 in excess of the Company's projected short-term advance requirements, whichever is less. The Company may also borrow seasonal overadvances of up to $1,000,000 from September 1 to September 30, $2,000,000 from October 1 to October 31, $2,500,000 from November 1 to November 30, $3,000,000 from December 1 to January 31, $2,500,000 from February 1 to February 28, $1,500,000 from March 1 to March 31 and $500,000 from April 1 to May 31 of each year. The inventory advances and the overadvances bear interest at an annual rate of 2% over the prime rate established from time to time by Bank of America. Finally, the Company may request Heller to issue guarantees for the Company's purchase of raw materials for up to $575,000 at any one time. Under the Company's agreement with Heller, the maximum credit available to the Company at any time is limited to $26 million. The Company's agreement with Heller has a term expiring on August 19, 1997, after which time either party may terminate upon 60 days written notice. The Company's obligations to Heller are secured by the Company's accounts receivable, inventory, general intangibles, other than trademarks or trade names, and cash deposit accounts.

4. INVENTORIES

Inventories consist of the following:

                                                    JUNE 30
                                             1995             1996
                                          -----------      -----------
        Raw materials                     $ 2,805,586     $  3,917,042
        Work-in-process                       644,937          450,397
        Finished goods                      2,520,035        3,345,988
                                          -----------      -----------
                                          $ 5,970,558      $ 7,713,427
                                          ===========      ===========

                 The Sirena Apparel Group, Inc. and Subsidiary

5. STOCKHOLDERS' EQUITY

On August 12, 1994, the Company successfully completed an initial public offering of 1,400,000 shares of common stock at a price of $4.75 per share. The offering raised approximately $5,300,000, net of offering expenses. Immediately prior to the effective date of the offering, the Company reincorporated in Delaware through the merger of the Company into a newly formed subsidiary, The Sirena Apparel Group, Inc. (Recapitalization). In the Recapitalization, the outstanding Series A Preferred stock, including all accrued but unpaid dividends, were converted to 1,743,971 shares of the common stock of the surviving corporation and the outstanding Series B Preferred stock, including all accrued but unpaid dividends, and the outstanding common stock were cancelled.

Any holder of the Company's Series A Preferred stock that did not consent to the Recapitalization had the right to exercise its dissenter's rights and require the Company to purchase such shares for cash at their fair market value. No such dissenter's rights were exercised during the allowed period.

On November 9, 1995, the Company completed a public offering for 1,448,782 shares of common stock (including 198,750 shares issued to the offering Underwriters upon their exercise of options to purchase such shares to cover over-allotments) at a price of $6.50 per share. The offering raised approximately $8,100,000, net of offering costs. In addition to the shares sold by the Company, 550,000 shares of common stocks owned by existing shareholders were sold to the public at $6.50 per share.

The Company also established the 1994 Stock Incentive Plan, and as amended by the Board of Directors and ratified by the shareholders on March 27, 1996, and reserved 822,465 common shares for issuance under the Plan. Officers, directors, employees and independent contractors are eligible to receive one share of the common stock of the Company for each option granted. Options for shares of common stock are granted at no less than the fair market value of the shares on the date of grant. Concurrent with the initial public offering, certain officers and directors were granted options for 472,513 shares of common stock at an exercise price equal to $4.75, the initial public offering price. Such options are exercisable immediately upon grant and expire five to ten years after the date of grant. Additionally, in 1994, 22,500 and 20,000 options for shares of common stock were granted at $4.75 and $7.00, respectively, to other employees which vest in three equal amounts commencing in 1995 and expire on the tenth anniversary of the date of grant. In 1996, 150,000 options for shares of common stock were granted at $3.13 to certain officers and directors and 53,500 options for shares of common stock

                 The Sirena Apparel Group, Inc. and Subsidiary

5. STOCKHOLDERS' EQUITY (CONTINUED)

were granted to other employees at $6.00. Such options are exercisable immediately upon grant and expire five to ten years after the date of the grant. During 1996, certain officers and a director exercised options to purchase 56,477 shares of common stock at an exercise price of $4.75, resulting in proceeds to the Company of $268,266. At June 30, 1995 and 1996, 472,513 and 583,869 options, respectively, were vested and exercisable.

In connection with the initial public offering, the Company granted to the underwriters warrants to purchase and reserved 70,000 shares of the Company's common stock during 1995. These warrants are exercisable at $5.70 per share and expire in August 1999. No warrants have been exercised as of June 30, 1996.

6. COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases computer equipment under a capital lease agreement which expires in 1999. Amortization on the capitalized amounts is included in depreciation expense. The Company also leases operating facilities, showrooms, computer equipment and vehicles under operating leases which expire at various dates through 2005. Total operating rent expense approximated $697,180, $719,149 and $778,589 for the years ended June 30, 1994, 1995 and 1996, respectively.

Future minimum lease payments at June 30, 1996, under both capital and operating leases having an initial noncancellable term of more than one year, are as follows:

                                                                    CAPITAL          OPERATING
            YEARS ENDING JUNE 30                                    LEASES             LEASES
            --------------------                                   --------          -----------
        1997                                                       $ 42,300          $  754,572
        1998                                                         42,300              720,171
        1999                                                         10,575              704,958
        2000                                                              -              330,302
        2001                                                              -              153,582
        Thereafter                                                        -              601,530
                                                                   --------          -----------
        Total minimum lease payments                                 95,175          $ 3,265,115
                                                                                     ===========
        Less imputed interest                                         9,791
                                                                   --------
        Present value of minimum lease payments                      85,384
        Less current portion                                         35,714
                                                                   --------
                                                                   $ 49,670
                                                                   ========

                 The Sirena Apparel Group, Inc. and Subsidiary

6. COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has a license for the right to use a trademark in connection with the sale of a line of women's swimwear in the United States and related territories. The license terminates on December 31, 1999, unless earlier terminated under specified circumstances, including the Company's failure to achieve certain minimum sales, the change in control of the Company or a change in management of the Company. The license agreement requires minimum royalty payments.

The Company has entered into a five year employment agreement expiring in 1999 with an officer of the Company providing for annual base compensation of $350,000 with a bonus provision, up to 100% of the base compensation based on performance targets as determined by the Board of Directors. In addition, the Company has entered into a two year employment agreement expiring in 1997 with another officer of the Company providing for annual base compensation of $160,000 with a bonus provision up to 50% of the base compensation based on performance targets as determined by the Board of Directors.

In 1990, the Company retained a corporation, owned by a director of the Company, to provide management services. Fees for these services were $222,000, $213,000 and $211,000 for the years ended June 30, 1994, 1995 and 1996, respectively. The current agreement for management services provides for fees of $20,000 per month and out-of-pocket expenses, terminating on June 30, 1999.

7. INCOME TAXES

The provision for income taxes included in the statements of income amounted to:

                                                 YEAR ENDED JUNE 30
                                         1994          1995            1996
                                       --------      ---------       --------
        Current:
           Federal                     $ 13,000      $  54,251      $       -
           State                         12,000         87,735          3,000
           Foreign                            -              -         12,000
                                       --------      ---------       --------
                                         25,000        141,986         15,000
        Deferred:
           Federal                            -              -              -
           State                              -              -              -
                                              -              -              -
                                       --------      ---------       --------
                                       $ 25,000      $ 141,986       $ 15,000
                                       ========      =========       ========

                 The Sirena Apparel Group, Inc. and Subsidiary

7. INCOME TAXES (CONTINUED)

The following represents the reconciliation of the tax provision rate to the U.S. federal income statutory tax rate:

                                                       YEAR ENDED JUNE 30
                                                    1994       1995      1996
                                                    -----      -----     -----
        Statutory rate                               34.0%      34.0%    (34.0)%
        Foreign taxes                                 -          -         0.3
        State taxes (net of federal tax)              0.9        1.9         -
        Valuation allowance                         (47.9)     (34.8)     32.6
        Permanent items                               5.1        1.8       1.4
        Net operating loss carryforwards              8.7        -         -
        Alternative minimum tax                       1.9        1.8       -
                                                    -----      -----     -----
        Tax provision rate                            2.7%       4.7%      0.3%
                                                    =====      =====     =====

The components of deferred tax assets (valuation allowance) as of June 30, 1995 and June 30, 1996, respectively, are as follows:

                                                                     JUNE 30
                                                              1995             1996
                                                          ------------     ------------
        Current deferred tax assets:

           Accounts receivable                            $    706,248     $    919,549
           Inventory                                           615,044        1,329,912
           Other                                                80,530          111,473
                                                          ------------     ------------
                                                             1,401,822        2,360,934
        Non-current deferred tax assets:

           Property and leasehold improvements                 173,890          191,752
           Net operating loss carryforwards                  1,616,611        1,775,965
                                                          ------------     ------------
                                                             1,790,501        1,976,717
        Valuation allowance                                 (3,192,323)      (4,328,651)
                                                          ------------     ------------
        Net deferred tax assets                           $          -     $          -
                                                          ============     ============

                 The Sirena Apparel Group, Inc. and Subsidiary

7. INCOME TAXES (CONTINUED)

The Company has available approximately $5,032,000 of operating loss carryforwards expiring from 2003 to 2004 available for federal income tax purposes. Approximately $3,786,000 of these losses are subject to an annual limitation of $1,771,000 based on an ownership change that occurred on November 9, 1995 (secondary offering).

8. FOREIGN MANUFACTURING AND SUPPLIERS

In September 1995, the Company commenced initial sewing operations in a facility in Sonora, Mexico. This facility will primarily manufacture private label swimwear. In addition, certain of the Company's fabric is purchased from foreign suppliers. Accordingly, the Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, export duties, quotas, restrictions on the transfer of funds, work stoppage and political instability.

9. EMPLOYEE PROFIT SHARING PLAN

The Company has a qualified profit sharing plan (the Plan) covering all employees with one or more years of service. Contributions to the Plan are on a discretionary basis. For the years ended June 30, 1994, 1995 and 1996, the Company has elected not to make any contributions to the Plan. The Plan, however, is not expected to be terminated. Plan assets will remain in the Plan to meet future Plan obligations.

                 The Sirena Apparel Group, Inc. and Subsidiary

                                  Schedule II
                       Valuation and Qualifying Accounts





                                                          ADDITIONS
                                                   --------------------------
                                     BALANCE AT     CHARGES TO     CHARGED TO                      BALANCE
                                     BEGINNING      COSTS AND    OTHER ASSETS                     AT END OF
        DESCRIPTION                  OF PERIOD      EXPENSES      (DESCRIBE)     WRITE-OFFS(A)     PERIOD
- ------------------------------------------------------------------------------------------------------------
Accounts receivable allowances:
  Year ended June 30, 1994          $ 1,387,604    $ 4,413,401     $    -        $ (4,468,295)   $ 1,332,710
  Year ended June 30, 1995            1,332,710      4,263,261          -          (3,833,523)     1,762,448
  Year ended June 30, 1996            1,762,448      5,083,370          -          (4,554,850)     2,290,968

(a) Uncollectible accounts written off net of recoveries and charges for returns, allowances and cash discounts to the allowance account.

The above reserves are deducted from the related assets in the balance sheets.