Form 10-Q
period 1996-09-30
SIRENA APPAREL GROUP INC
filed 1996-11-07
CIK 925543

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark one)
[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 1996.

                                       OR

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition  period from   _____________ to
_____________.


Commission file number:  0-24636


                         THE SIRENA APPAREL GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                               36-2998726
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)



                               10333 VACCO STREET
                       SOUTH EL MONTE, CALIFORNIA  91733
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (818)442-6680


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                [X] Yes   [ ] No

Number of shares of Common Stock of the registrant outstanding as of October 25, 1996: 4,649,230

This Form 10-Q contains 12 pages
Exhibit index appears on page 11

                                   FORM 10-Q



                                     INDEX

                      PART I - FINANCIAL INFORMATION                PAGE

Item 1.    Financial Statements (unaudited)

           Balance Sheets                                              2
           September 30, 1996 and June 30, 1996

           Statements of Operations                                    4
           Three months ended September 30, 1996 and 1995

           Statements of Cash Flows                                    5
           Three months ended September 30, 1996 and 1995

           Notes to Financial Statements                               6
           September 30, 1996

Item 2.    Management's Discussion and Analysis of                     8
           Financial Condition and Results of Operations

                          PART II - OTHER INFORMATION

Items 1-6 Exhibits and Reports on Form 8-K                             11

Signatures                                                             12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         THE SIRENA APPAREL GROUP, INC.
                                 BALANCE SHEETS

                                                              September 30,    June 30,
                                                                  1996           1996
                                                              (unaudited)
                                                              -----------     ----------
ASSETS
Current assets
 Cash                                                         $    35,000      $     18,000
 Accounts receivable, net of
  allowance of $1,505,000
  (September 30, 1996) and
  $2,291,000(June 30, 1996)
  (Note 2)                                                      3,280,000         4,938,000
 Inventories (Note 3)                                           9,110,000         7,713,000
 Other prepaid and current assets                               1,494,000         1,089,000
                                                               ----------        ----------
Total current assets                                           13,919,000        13,758,000

Equipment and leasehold improve-
 ments:
 Furniture, fixtures and equipment                              3,206,000         3,110,000
 Leasehold improvements                                           814,000           814,000
                                                               ----------        ----------
                                                                4,020,000         3,924,000
 Less accumulated depreciation
 and amortization                                             ( 2,872,000)      ( 2,788,000)
                                                               ----------        ----------
                                                                1,148,000         1,136,000

Equipment under capital lease,
 less accumulated amortization
 of $95,000 (September 30, 1996)
 and $87,000 (June 30, 1996)                                       73,000            81,000

Intangible assets, less accumu-
 lated amortization of $881,000
 (September 30, 1996) and $849,000
 (June 30, 1996)                                                3,559,000         3,590,000

Deposits                                                          112,000           113,000
                                                               ----------        ----------
Total assets                                                  $18,811,000       $18,678,000
                                                               ==========        ==========

See accompanying notes.

                                                            September 30,
                                                                1996                June 30,
                                                            (unaudited)               1996
                                                            ------------         ------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities
 Bank overdraft                                            $   758,000           $    336,000
 Due to factor                                               3,091,000                 --
 Accounts payable                                            1,694,000              2,666,000
 Accrued liabilities                                           661,000                820,000
 Current portion of capital
  lease obligations                                             38,000                 36,000
                                                           -----------            -----------
Total current liabilities                                    6,242,000              3,858,000

Capital lease obligations,
 less current portion                                           42,000                 50,000

Stockholders' equity
 Common Stock,$.01 par value
  Authorized, 20,000,000 shares
  Issued and outstanding,
  4,649,230 shares                                              46,000                 46,000
 Additional paid-in capital                                 32,425,000             32,425,000
 Accumulated deficit                                       (19,944,000)           (17,701,000)
                                                           -----------           ------------
 Total stockholders' equity                                 12,527,000             14,770,000
                                                           -----------           ------------
Total liabilities and stock-
 holders' equity                                           $18,811,000           $ 18,678,000
                                                           ===========           ============

See accompanying notes

                         THE SIRENA APPAREL GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                            Three Months Ended
                                                            ------------------
                                                   September 30,         September 30,
                                                      1996                 1995
                                                   -------------       -------------
Net sales                                          $ 2,185,000           $ 3,100,000
Cost of goods sold                                   2,131,000             2,094,000
                                                    ----------            ----------
Gross profit                                            54,000             1,006,000

Selling, general and
 administrative expenses                             2,086,000             2,178,000
Depreciation and amortization                           69,000                63,000
                                                    ----------            ----------
Total operating expenses                             2,155,000             2,241,000
                                                    ----------            ----------
Loss from operations                                (2,101,000)           (1,235,000)

Interest expense                                      (142,000)             (174,000)
                                                    ----------            ----------
Loss before provision
  for income taxes                                  (2,243,000)           (1,409,000)

Credit for income
 taxes (Note 4)                                         --                   493,000
                                                    ----------            ----------
     Net loss                                      $(2,243,000)          $(  916,000)
                                                    ==========            ==========

Net (loss) per share                               $     (0.48)           $    (0.29)
                                                    ==========            ==========
Weighted average number
 of common shares
 outstanding                                         4,649,230             3,143,971
                                                    ==========            ==========



See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                       ------------------
                                                September 30,       September 30,
                                                    1996                 1995
                                                --------------     --------------
OPERATING ACTIVITIES
Net loss                                         $ (2,243,000)      $  (916,000)
Adjustments to reconcile
 net loss to net
 cash used in
 operating activities:
Depreciation and amortization                         115,000            82,000
Changes in operating
 assets and liabilities:
Accounts receivable                                 1,658,000           418,000
Inventories                                        (1,397,000)       (4,741,000)
Prepaids and other assets                            (405,000)       (1,268,000)
Accounts payable                                     (972,000)        2,947,000
Accrued liabilities                                  (156,000)         (719,000)
                                                 ------------       -----------
Net cash (used in) operat-
 ing activities                                    (3,400,000)       (4,197,000)

INVESTING ACTIVITIES
Purchases of property,
 plant and equipment                                  (96,000)         (208,000)
                                                 ------------       -----------
Net cash used in investing
 activities                                           (96,000)         (208,000)

FINANCING ACTIVITIES
Short term advances                                 3,091,000         4,157,000
Deferred offering costs                                --              (200,000)
Increase in bank
 overdraft                                            422,000           398,000
                                                 ------------       -----------
Net cash provided by
 financing activities                               3,513,000         4,355,000
                                                 ------------       -----------
Increase/(Decrease) in cash                            17,000           (50,000)
Cash at beginning of period                            18,000            59,000
                                                 ------------       -----------
Cash at end of period                            $     35,000       $     9,000
                                                 ============       ===========


See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

2.       ACCOUNTS RECEIVABLE

         On September 15, 1995, the Company amended its advance factoring agreement. Under the terms of the amended agreement, the Company will receive advances up to 80% of uncollected receivables. In addition, the Company may draw short-term advances up to 50% of eligible inventory, as defined, and may also borrow seasonal over-advances from September 1 to May 31 each year up to a maximum of $3.0 million during December. Interest at the prime rate plus 0.75%, 2.0% and 2.0% is to be charged on factor advances, inventory advances and seasonal advances, respectively. Aggregate obligations under the agreement cannot exceed $26.0 million. The agreement has an amended term of two years and includes certain financial covenants, including restrictions on the payment of cash dividends.

3.       INVENTORIES

         Inventories consist of the following:

                                                    September 30,        June 30,
                                                        1996               1996
                                                    -------------      ------------
         Raw materials                               $4,125,000         $3,917,000
         Work-in-process                              1,617,000            450,000
         Finished goods                               3,368,000          3,346,000
                                                     ----------         ----------
         Total                                       $9,110,000         $7,713,000
                                                     ==========         ==========

4.       INCOME TAXES

         No provision for income taxes for the three months ended September 30, 1996 has been recorded as the Company does not expect to have taxable income due to the reversal of certain timing differences.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Item  2.         Results of Operations

Net Sales.   Net sales decreased to $2,185,000 for the first quarter ended
September 30, 1996 from $3,100,000 in the comparable period last year, a decrease of 29.5%. The decrease in net sales consisted of (i) a 42.8% decrease in the revenue of the Branded Swimwear division, due primarily to not producing promotional programs for discounters as had been the case in the prior year,
(ii) a 14.3% decrease in the revenue of the Resortwear division, due primarily to later shipment of new season merchandise, and (iii) an 8% decrease in the revenue of the Private Label division primarily due to a shift in demand for early season goods into the second fiscal quarter.

Gross Profit.   Gross profit decreased to $54,000 for the first quarter ended
September 30, 1996 from $1,006,000 in the comparable period last year, a decrease of 94.6%, resulting from the decrease in net sales and gross profit margin. The decrease in gross profit margin was primarily due to (i) an increase in the sale of close-out merchandise which generated no gross profit, and (ii) unfavorable manufacturing variances resulting from lower levels of production.

Selling, General, and Administrative Expenses.   Selling, general, and
administrative expenses decreased to $2,155,000 (98.6% of net sales) for the first quarter ended September 30, 1996 from $2,241,000 (72.3% of net sales) in the comparable period last year. The decrease in such expenses was due to the emerging impact of a cost reduction program implemented at the start of the fiscal year.

Interest Expense.   Interest expense decreased to $142,000 for the first
quarter ended September 30, 1996 from $174,000 in the comparable period last year. The decrease in expense results from lower borrowing levels resulting from equity raised in the secondary offering in November 1995.

Net Loss.   Net loss increased to $2,243,000, $0.48 per common share, for the first quarter ended September 30, 1996, from a net loss of $916,000, $0.29 per common share, for the comparable period last year. The increase in the net loss is due to (i) no income tax benefit recorded in the first quarter of fiscal 1997, compared to a 35% benefit recorded in the first quarter of fiscal 1996, (ii) the decrease in net sales, (iii) the decrease in gross profit, partially offset by lower selling, general, and administrative expenses, and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the first quarter ended September 30, 1996 was $3,400,000 compared to $4,197,000 for the comparable period last year. At September 30, 1996, working capital was approximately $7,677,000, compared to approximately $4,867,000 at September 30, 1995.

Inventory decreased to $9,110,000 at September 30, 1996 from $10,712,000 at September 30, 1995, a decrease of 15.0%, due to a production schedule aimed at maximizing inventory turnover by producing inventory closer to demand, and higher inventory reserves.

The Company has entered into an accounts receivable, inventory, seasonal overadvance and factoring services arrangement, which was amended as of September 15, 1995, with Heller Financial, Inc. ("Heller") pursuant to which the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of 0.675% , up to $75 million in gross sales and 0.575% thereafter, with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivables and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables, which advances bear interest at an annual rate of 3/4% over the prime rate established from time to time by Bank of America (8 1/4% at October 31, 1996). Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and (ii) up to 40% prior to October 31, and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less such reserves as Heller elects to establish.

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

This Company has no material commitments for capital expenditures.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings. None
         -----------------

Item 2.  Changes in Securities. None
         ---------------------

Item 3.  Defaults Upon Senior Securities. None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders. None
         ---------------------------------------------------

Item 5.  Other information.  None

Item 6.  Exhibits and Reports on Form 8-K.

                 3.1--Restated Articles of Incorporation of the Registrant,
                      filed as Exhibit 3.1 to The Sirena Apparel Group, Inc.'s Registration Statement on Form S-1
                      (Registration No. 33-80268) and incorporated herein by reference.

                 3.2--Bylaws of the Registrant, filed as Exhibit 3.2 to The
                      Sirena Apparel Group, Inc.'s Registration Statement on Form S-1 (Registration No. 33-80268) and incorporated herein by reference.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE SIRENA APPAREL GROUP, INC.




Date:  November 7, 1996              By /S/HENRY R. MANDELL
       ----------------                ----------------------------------------
                                     Henry R. Mandell
                                     Executive Vice President,
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal financial and Chief
                                     Accounting Officer)