Form 10-Q
period 1996-12-31
SIRENA APPAREL GROUP INC
filed 1997-02-11
CIK 925543

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


         (Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
         from   ______________  to _____________.


Commission file number:  0-24636


                         THE SIRENA APPAREL GROUP, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                36-2998726
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                               10333 VACCO STREET
                       SOUTH EL MONTE, CALIFORNIA  91733
                    (Address of principal executive offices)
                                 (818)442-6680
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           [X] Yes   [ ] No

Number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of January 31, 1997: 4,649,230


                                       (1)

                                   FORM 10-Q



                                     INDEX

         PART I - FINANCIAL INFORMATION                            PAGE
                                                                   ----
Item 1.          Financial Statements (Unaudited)

                 Balance Sheets                                      3
                 December 31, 1996 and June 30, 1996

                 Statements of Operations                            5
                 Three and Six months ended December 31, 1996
                 and 1995

                 Statements of Cash Flows                            6
                 Six months ended December 31, 1996 and 1995

                 Notes to Financial Statements                       7
                 December 31, 1996

Item 2.          Management's Discussion and Analysis of             9
                 Financial Condition and Results of Operations

                    PART II - OTHER INFORMATION

Item 1.          Legal Proceedings                                  13

Item 2.          Changes in Securities                              13

Item 3        .  Defaults Upon Senior Securities                    13

Item 4.          Submissions of Matters to a Vote of                13
                 Security Holders

Item 5.          Other Information                                  13

Item 6.          Exhibits and Reports on Form 8-K                   13

Signatures                                                          14





                                      (2)

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         THE SIRENA APPAREL GROUP, INC.
                                 BALANCE SHEETS


                                                   December 31,      June 30,
                                                      1996            1996
                                                   (Unaudited)
                                                   -----------      ----------
ASSETS
Current assets
 Cash                                              $    26,000    $     18,000
 Accounts receivable, net of
  allowance of $ 1,211,000
  (December 31, 1996) and
  $2,291,000 (June 30, 1996)
  (Note 2)                                           2,400,000       4,938,000
 Inventories (Note 3)                               12,537,000       7,713,000
 Prepaids and other current assets                   1,303,000       1,089,000
                                                   -----------     -----------
Total current assets                                16,266,000      13,758,000

Equipment and leasehold improve-
 ments:
 Furniture, fixtures and equipment                   3,290,000       3,110,000
 Leasehold improvements                                819,000         814,000
                                                   -----------     -----------
                                                     4,109,000       3,924,000
 Less accumulated depreciation
 and amortization                                   (2,956,000)     (2,788,000)
                                                   -----------     -----------
                                                     1,153,000       1,136,000

Equipment under capital lease,
 less accumulated amortization
 of $21,000 (December 31, 1996)
 and $87,000 (June 30, 1996)                           193,000          81,000

Intangible assets, less accumu-
 lated amortization of $911,000
 (December 31, 1996) and $849,000
 (June 30, 1996)                                     3,528,000       3,590,000


Deposits                                               113,000         113,000
                                                   -----------     -----------
Total assets                                       $21,253,000     $18,678,000
                                                   ===========     ===========

See accompanying notes.





                                      (3)

                                                     December 31,       June 30,
                                                         1996            1996
                                                     (unaudited)
                                                    ------------      ----------
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities
 Bank overdraft                                     $   593,000       $  336,000
 Due to factor                                        3,102,000               --
 Accounts payable                                     3,963,000        2,666,000
 Accrued liabilities                                    652,000          820,000
Current portion of
 capital lease obligations                               38,000           36,000
                                                    -----------      -----------
Total current liabilities                             8,348,000        3,858,000

Capital lease obligations,
 less current portion                                   164,000           50,000

Stockholders' equity
 Common Stock,$.01 par value
  Authorized, 20,000,000 shares
  Issued and outstanding,
  4,649,230 shares                                       46,000           46,000
 Additional paid-in capital                          32,425,000       32,425,000
 Accumulated deficit                                (19,730,000)     (17,701,000)
                                                    -----------      -----------
 Total stockholders' equity                          12,741,000       14,770,000
                                                    -----------      -----------
Total liabilities and stock-
 holders' equity                                    $21,253,000      $18,678,000
                                                    ===========      ===========

See accompanying notes





                                      (4)

                         THE SIRENA APPAREL GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                             Three Months Ended               Six Months Ended
                                             ------------------               ----------------

                                        December 31,    December 31,   December 31,  December 31,
                                           1996            1995           1996          1995
                                        -----------     -----------    -----------   -----------
Net sales                               $ 7,042,000     $  9,803,000  $  9,228,000  $ 12,903,000
Cost of goods sold                        4,269,000        6,287,000     6,400,000     8,381,000
                                        -----------       ----------    ----------   -----------
Gross profit                              2,773,000        3,516,000     2,828,000     4,522,000
Selling, general, and admin. expenses     2,237,000        2,703,000     4,324,000     4,881,000
Depreciation and amortization                71,000           74,000       140,000       137,000
                                        -----------       ----------    ----------   -----------
Total operating expenses                  2,308,000        2,777,000     4,464,000     5,018,000
                                        -----------       ----------    ----------   -----------
Income (loss) from operations               465,000          739,000    (1,636,000)    ( 496,000)
Interest expense                            242,000          159,000       384,000       333,000
                                        -----------       ----------    ----------   -----------
Income (loss) before provision
 for income taxes                           223,000          580,000    (2,020,000)    ( 829,000)
Provision (credit) for income
 taxes(Note 5)                                9,000          203,000         9,000     ( 290,000)
                                        -----------       ----------    ----------   -----------
Net Income (loss)                       $   214,000       $  377,000   $(2,029,000)  $ ( 539,000)
                                        ===========       ==========   ===========    ==========
Net Income (loss) per share                   $ .05            $ .09        ($0.44)       ($0.15)
                                               ====             ====         =====         =====
Weighted average number of
 common shares outstanding                4,649,230        4,060,000     4,649,230     3,535,000
                                        ===========       ==========   ===========    ==========






See accompanying notes.





                                      (5)

                         THE SIRENA APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 Six Months Ended
                                                 ----------------
                                       December 31,         December 31,
                                          1996                  1995
                                       -----------         ------------
OPERATING ACTIVITIES
Net (loss)                           $ (2,029,000)           $ (539,000)
Adjustments to reconcile
 net (loss) to net
 cash used in
 operating activities:
Depreciation and amortization             230,000               177,000
Changes in operating
 assets and liabilities:
Accounts receivable                     2,538,000            (1,753,000)
Inventories                            (4,824,000)           (9,825,000)
Prepaid and other assets                 (214,000)             (862,000)
Due from factor                         3,102,000                    --
Accounts payable                        1,299,000             4,037,000
Accrued liabilities                      (168,000)             (822,000)
                                     ------------           -----------
Net cash used in operat-
 ing activities                           (66,000)           (9,587,000)

INVESTING ACTIVITIES
Purchases of property,
 plant and equipment                     (165,000)             (436,000)
                                     ------------           -----------
Net cash used in investing
 activities                              (165,000)             (436,000)

FINANCING ACTIVITIES
Payment on capital lease
 obligations                              (18,000)              (17,000)
Proceeds from issuance of
 Common Stock                                  --             8,067,000
Increase in bank
 overdraft                                257,000             1,931,000
                                     ------------           -----------
Net cash provided by
 financing activities                     239,000             9,981,000
                                     ------------           -----------
Increase(Decrease) in cash                  8,000               (42,000)
Cash at beginning of period                18,000                59,000
                                     ------------           -----------
Cash at end of period                $     26,000           $    17,000
                                     ============           ===========

See accompanying notes.

Supplemental disclosure

       During 1996, the Company incurred a capital lease obligation of $132,000 in connection with lease agreements to acquire equipment.





                                      (6)

                         THE SIRENA APPAREL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial position as of December 31, 1996, operating results for the three and six months ended December 31, 1996, and cash flows for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

2.  ACCOUNTS RECEIVABLE

    On September 15, 1995, the Company amended its advance factoring agreement. Under the terms of the amended agreement, the Company will receive advances up to 80% of uncollected receivables. In addition, the Company may draw short-term advances up to 50% of eligible inventory, as defined, and may also borrow seasonal over-advances from September 1 to May 31 each year up to a maximum of $3.0 million during December. Interest at the prime rate plus 0.75%, 2% and 2% is to be charged on factor advances, inventory advances and seasonal advances, respectively. Aggregate obligations under the agreement cannot exceed $26 million. The agreement has an amended term of two years and includes certain financial covenants, including restrictions on the payment of cash dividends.

3.  INVENTORIES

    Inventories consist of the following:

                                            December 31,         June 30,
                                               1996                1996
                                           -------------      -------------
         Raw materials                     $  4,131,000        $  3,917,000
         Work-in-process                      3,294,000             450,000
         Finished goods                       5,112,000           3,346,000
                                           ------------        ------------
         Total                             $ 12,537,000        $  7,713,000
                                           ============        ============





                                      (7)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)



4.  STOCKHOLDERS' EQUITY

    On November 9, 1995, the Company completed a public offering of 2,070,000 shares of Common Stock at a price of $6.50 per share. The offering raised approximately $8,067,000, net of offering expenses.

    Proceeds from the offering were used to reduce the Company's receivable and inventory loan payable to Heller Financial, Inc. ("Heller") provide for capital expenditures for the Company's Mexico sewing factory, and general corporate purposes.


5.  INCOME TAXES

    The provision for income taxes for the three and six months ended December 31, 1996 has been computed based on the estimated effective tax rate for the year ending June 30, 1997.





                                      (8)

Item 2.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

This Quarterly Report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties. Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not materially differ from its expectations. Factors that may cause actual results to differ materially from the Company's expectations and underlying assumptions are set forth herein under "Management's Discussion and Analysis of Financial Conditions and Results of Operations", as well as within this Quarterly Report generally. The Company cautions the reader, however, that these factors may not be exhaustive, particularly with respect to future filings. Readers are additionally cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Net Sales. Net sales decreased to $7,042,000 for the second quarter ended December 31, 1996 from $9,803,000 in the comparable period last year, a decrease of 28%. Net sales in the six months ended December 31, 1996 decreased to $9,228,000 from $12,903,000 in the comparable period, a decrease of 28%. The decrease in net sales for the second quarter consisted of (i) a 50% decrease in the revenues of the Private Label swimwear division which resulted primarily from decreased bookings from one mass merchandising customer, and a change in the timing of deliveries into the latter part of the year compared to last year, and (ii) a 25% decrease in the revenues of the branded swimwear division which resulted from a reduction in Stock Keeping Units, more conservative retail buying patterns, and a general shift in deliveries into the latter part of the year. This decrease was partially offset by a 12% increase in the Resortwear division based on greater acceptance of the line and strength of the category generally.

The decrease in net sales for the six months ended December 31,1996 over the comparable period last year resulted from a reduction in stock keeping units, more conservative retail buying patterns, retailers scheduling deliveries closer to anticipated consumer needs into the second half of the year, and the elimination of cut-up programs by discounters, which had been obtained by the Company in the comparable period last year.





                                      (9)

Gross Profit. Gross profit decreased to $2,773,000 (39.4% of net sales) for the second quarter ended December 31, 1996 from $3,516,000 (35.9% of net sales), for the comparable period last year, a decrease of 21%. Gross profit in the six months ended December 31, 1996 decreased to $2,828,000 (30.6% of net sales) from $4,522,000 (35.0% of net sales) for the comparable period last year, a decrease of 37%. The decrease in gross profit for the second quarter resulted from the decrease in net sales, partially offset by an increase in gross profit as a percentage of net sales. Gross profit as a percentage of net sales increased in the second quarter due to improved gross margins of the Private Label division, and improved production efficiencies which were reflected in increased favorable manufacturing variances. The decrease in gross profit and gross profit percentage for the six months ended December 31, 1996 resulted from decreased net sales, the sell-off of prior-season units at no margin, and lower production levels in the first quarter which negatively impacted manufacturing efficiency. A write down of the prior season units to the lower-of-cost-or-market had been recognized and reserved for in the year ending June 30, 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,308,000 (32.8% of net sales) for the second quarter ended December 31, 1996 from $2,777,000 (28.3% of net sales) in the comparable period last year, a decrease of 17%. Selling, general and administrative expenses decreased to $4,464,000 (48.4% of net sales) for the six months ended December 31, 1996 from $5,018,000 (38.9% of net sales) in the comparable period last year, a decrease of 11.0%. The decrease in such expenses in both the three months and the six months ended December 31, 1996 was due to
(i) the offset of litigation expenses with the net proceeds from a settlement, and (ii) reduced operating expenses arising out of planned cost reductions.

Interest Expense. Interest expense increased to $242,000 (3.4% of net sales) for the second quarter ended December 31, 1996 from $159,000 (1.6% of net sales) in the comparable period last year, an increase of 52%. Interest expense increased to $384,000 (4.2% of net sales) in the six months ended December 31,1996 from $333,000 (2.6% of net sales) in the comparable period last year, an increase of 15%. Such increase resulted from increased utilization of the seasonal line of credit from Heller in the second quarter to support working capital requirements.

Net Income (loss). Net income decreased to $214,000, $0.05 per common share, for the second quarter ended December 31, 1996 from $377,000, $0.09 per common share, in the comparable period last year. Net loss increased to ($2,029,000), ($0.44) per common share, for the six months ended December 31, 1996 from ($539,000), ($0.15)per common share, in the comparable period last year. The decrease in net income for the three months ended December 31, 1996 was due to
(i)  lower  net  sales,  (ii) lower  gross  profit, and





                                      (10)

(iii) higher interest expense.  These effects were partially offset by (i)
higher gross  margin, (ii)  lower   selling,   general,  and administrative
expenses, and (iii) a decrease in the effective tax rate to 4.0%, reflecting use of available net operating losses, compared to an effective tax rate of 35% in the comparable period last year. The increase in the net loss for the six months ended December 31, 1996 was due to (i) lower net sales, (ii) lower gross profit and gross margin, and (iii) no recognition of a credit for income taxes as had been recognized in the comparable period last year. These effects are partially offset by the reduction in selling, general, and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended December 31, 1996 was $66,000, compared to $9,587,000 in the comparable period last year.

At December 31, 1996, working capital was approximately $7,918,000, compared to approximately $13,382,000 at December 31, 1995. The decrease in working capital resulted primarily from operating losses over the last twelve months.
Inventory decreased to $12,537,000 at December 31, 1996 from $15,796,000 at December 31, 1995, a decrease of 20.6%. This decrease was a result of significantly reduced finished goods inventories of prior season merchandise, a more conservative production schedule, and reduced work-in-process which is consistent with the level of bookings activity in the period. Due to the seasonal nature of the Company's business, inventory levels at December 31, 1996 and June 30, 1996 are not comparable.

On September 15, 1995, the Company amended its accounts receivable, inventory, seasonal overadvance and factoring services arrangement with Heller pursuant to which the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of 0.675%, up to $75 million in gross sales and 0.575% thereafter, with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivables and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables, which advances bear interest at an annual rate of 3/4% over the prime rate established from time to time by Bank of America (8 1/4% at December 31, 1996). Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and (ii) up to 40% prior to October 31, and up to 25% during the period between November 1 and





                                      (11)

June 30, in each case of eligible inventory which is not current season inventory, less such reserves as Heller elects to establish.

The Company's short-term advances are limited to a maximum of $6,000,000 or $1,000,000 in excess of the Company's projected short-term advance requirements, whichever is less. The Company may also borrow seasonal overadvances of up to $1,000,000 from September 1 to September 30, $2,000,000 from October 1 to October 31, $2,500,000 from November 1 to November 30, $3,000,000 from December 1 to January 31, $2,500,000 from February 1 to February 28, $1,500,000 from March 1 to March 31 and $500,000 from April 1 to May 31 of each year. Such inventory advances and the overadvances bear interest at an annual rate of 2% over the prime rate established from time to time by Bank of America. Finally, the Company may request Heller to issue guarantees for the Company's purchase of raw materials for up to $575,000 at any one time. Under the Company's agreement with Heller, the maximum credit available to the Company at any time is limited to $26,000,000. The Company's agreement with Heller expires on August 19, 1997, after which time either party may terminate upon 60 days written notice.

The Company's obligations to Heller are secured by the Company's accounts receivable, inventory, general intangibles, other than trademarks or trade names, and cash deposit accounts.

On November 9, 1995, the Company completed a public offering of 2,070,000 shares of Common Stock at a price of $6.50 per share. The offering raised approximately $8,067,000, net of offering expenses.

The Company believes that the net proceeds from the public offering, the availability under its amended credit agreement with Heller combined with cash flow to be generated from future operations will enable it to meet its working capital requirements for the foreseeable future.

The Company has no material commitments for capital expenditures.





                                      (12)

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings. None

Item 2.  Changes in Securities. None

Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other information.
         Agreement in principle between The Sirena Apparel Group, Inc. and Liz Claiborne, Inc. to license a new swimwear business, under the Liz Claiborne and Elisabeth labels. See item 6 (a)

Item 6.  Exhibits and Reports on Form 8-K.
         (a) Exhibits.
             Liz Claiborne Press Release dated November 20, 1996.

         (b) Reports on Form 8-K.  None





                                      (13)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE SIRENA APPAREL GROUP, INC.




Date:  February 11, 1997            By /S/HENRY R. MANDELL
       -----------------            ----------------------------
                                      Henry R. Mandell
                                      Executive Vice President,
                                      Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial and Chief
                                      Accounting Officer)





                                      (14)