Form 10-Q
period 1997-03-31
SIRENA APPAREL GROUP INC
filed 1997-05-12
CIK 925543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

[ ]      Transition Report Pursuant to Section 13 or 15 (d)
         of the Securities Exchange Act of 1934 for the
         transition period from ______________  to   ______________

Commission file number:   0-24636

                         THE SIRENA APPAREL GROUP, INC.
           (Exact name of the registrant as specified in its charter)

           DELAWARE                                36-2998726
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)             Identification number)

                               10333 VACCO STREET
                        SOUTH EL MONTE, CALIFORNIA 91733
                    (Address of principal executive offices)

                                 (818) 442-6680
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, on April 30, 1997 was 4,649,230 shares.

This Form 10-Q contains 15 pages

Exhibit Index appears on page 16.

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE
                                                                        ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets                                                    3
         March 31,1997 and June 30,1996

         Statements of Operations                                          5
         Three and Nine months ended March 31,1997
         and 1996

         Statements of Cash Flows                                          6
         Nine months ended March 31,1997 and 1996

         Notes to Financial Statements                                     7
         March 31,1997

Item 2.  Management's Discussion and Analysis of                           9
         Financial Condition and Results of
         Operations

                           PART II - OTHER INFORMATION

Item 1.  Legal proceedings                                                13

Item 2.  Changes in Securities                                            13

Item 3.  Defaults Upon Senior Securities                                  13

Item 4.  Submissions of Matters to a Vote of
         Security Holders                                                 13

Item 5.  Other Information                                                13

Item 6.  Exhibits and Reports on Form 8 - K                               13

Signatures                                                                14

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                         THE SIRENA APPAREL GROUP, INC.
                                 BALANCE SHEETS


                                            March 31,
                                              1997             June 30,
                                           (Unaudited)           1996
                                           -----------        ------------
ASSETS
Current assets
 Cash                                      $     57,000       $     18,000
 Accounts receivable, net of
 allowance of $1,566,000
 (March 31, 1997) and
 $2,291,000 (June 30, 1996) (Note 2)          5,493,000          4,938,000
 Inventories (Note 3)                        12,638,000          7,713,000
 Prepaids and other current assets              754,000          1,089,000
                                           ------------       ------------
Total current assets                         18,942,000         13,758,000

Equipment and leasehold improvements:

 Furniture, fixtures and equipment            3,327,000          3,110,000
 Leasehold improvements                         821,000            814,000
                                           ------------       ------------
                                              4,148,000          3,924,000
Less accumulated depreciation
and amortization                             (3,044,000)        (2,788,000)
                                           ------------       ------------
                                              1,104,000          1,136,000
Equipment under capital lease
 less accumulated amortization
 of $32,000  (March 31, 1997)
 and $87,000 (June 30, 1996)                    182,000             81,000

Intangible assets, less
 accumulated amortization
 $943,000 (March 31, 1997)
 and $849,000 (June 30, 1996)                 3,496,000          3,590,000

Deposits                                        113,000            113,000
                                           ------------       ------------
Total assets                               $ 23,837,000       $ 18,678,000
                                           ============       ============



See accompanying notes.

                                              March 31,
                                                1997              June 30,
                                            (unaudited)            1996
                                           -------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Bank overdraft                            $  1,635,000        $    336,000
 Line of credit                                 370,000                --
 Accounts payable                             5,655,000           2,666,000
 Accrued liabilities                            995,000             820,000
Current portion of
 capital lease obligations                       39,000              36,000
                                           ------------        ------------
Total Current liabilities                     8,694,000           3,858,000

Capital lease obligations
 less current portion                           148,000              50,000

Stockholders' equity
 Common Stock, $.01 par value
  Authorized, 20,000,000 shares
  Issued and outstanding,
  4,649,230 shares                               46,000              46,000
 Additional paid-in capital                  32,425,000          32,425,000
 Accumulated deficit                        (17,476,000)        (17,701,000)
                                           ------------        ------------
 Total stockholders' equity                  14,995,000          14,770,000
                                           ------------        ------------
Total liabilities and stock-
 holders' equity                           $ 23,837,000        $ 18,678,000
                                           ============        ============



See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                        Three Months Ended                Nine Months Ended
                                   ----------------------------      ----------------------------
                                    March 31,         March 31,       March 31,        March 31,
                                      1997              1996            1997             1996
                                   -----------      -----------      -----------      -----------
Net Sales                          $18,207,000      $24,967,000      $27,435,000      $37,870,000
Cost of goods sold                  11,528,000       17,013,000       17,928,000       25,394,000
                                   -----------      -----------      -----------      -----------
Gross Profit                         6,679,000        7,954,000        9,507,000       12,476,000
Selling, general and
 administrative expenses             4,084,000        4,716,000        8,408,000        9,597,000
Depreciation and amortization           75,000           68,000          215,000          205,000
                                   -----------      -----------      -----------      -----------
Total operating expenses             4,159,000        4,784,000        8,623,000        9,802,000
                                   -----------      -----------      -----------      -----------
Income from operations               2,520,000        3,170,000          884,000        2,674,000
Interest expense                       266,000          259,000          650,000          592,000
                                   -----------      -----------      -----------      -----------
Income before provision
 for income taxes                    2,254,000        2,911,000          234,000        2,082,000
Provision for income
 taxes (note 4)                           --          1,019,000            9,000          729,000
                                   -----------      -----------      -----------      -----------
Net Income                         $ 2,254,000      $ 1,892,000      $   225,000      $ 1,353,000
                                   ===========      ===========      ===========      ===========
Net Income per share               $      0.48      $      0.40      $      0.05      $      0.33
                                   ===========      ===========      ===========      ===========
Weighted average number of
 common shares outstanding           4,649,230        4,735,000        4,649,230        4,057,000
                                   ===========      ===========      ===========      ===========


See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                            Nine Months Ended
                                     --------------------------------
                                        March 31,         March 31,
                                          1997              1996
                                     ------------       ------------
OPERATING ACTIVITIES
Net income                           $    225,000       $  1,353,000
Adjustments to reconcile
  net income to net
  cash used in
  operating activities:
Depreciation and amortization             347,000            295,000
Changes in operating
 assets and liabilities:
Accounts receivable                      (555,000)        (7,413,000)
Inventories                            (4,925,000)        (9,497,000)
Prepaid and other assets                  335,000            (84,000)
Accounts payable                        2,989,000          4,870,000
Accrued liabilities                       178,000            100,000
                                     ------------       ------------
Net cash used in operating
 activities                            (1,406,000)       (10,376,000)

INVESTING ACTIVITIES
Purchases of property,
 plant and equipment                     (224,000)          (527,000)
                                     ------------       ------------
Net cash used in investing
 activities                              (224,000)          (527,000)

FINANCING ACTIVITIES
Borrowing on line of credit               370,000               --
Principal payment on
 long-term debt                              --              (34,000)
Proceeds from issuance of
 Common Stock                                --            8,413,000
Increase in bank
 overdraft                              1,299,000          2,488,000
                                     ------------       ------------
Net cash provided by
 financing activities                   1,669,000         10,867,000
                                     ------------       ------------
 increase(decrease) in cash                39,000            (36,000)
Cash at the beginning of period            18,000             59,000
                                     ------------       ------------
Cash at the end of period            $     57,000       $     23,000
                                     ============       ============



See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The financial position as of March 31, 1997, operating results for the three and nine months ended March 31, 1997 and cash flows for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

2.      ACCOUNTS RECEIVABLE

        On September 15, 1995, the Company amended its advance factoring agreement. Under the terms of the amended agreement, the Company will receive advances up to 80% of uncollected receivables. In addition, the company may draw short-term advances up to 50% of the eligible inventory, as defined, and may also borrow seasonal over-advances from September 1 to May 31 each year up to a maximum of $3.0 million during December. Interest at the prime rate plus 0.75%, 2% and 2% is to be charged on factor advances, inventory advances and seasonal advances, respectively. Aggregate obligations under the agreement cannot exceed $26 million. The agreement has an amended term of two years and includes certain financial covenants, including restrictions on the payment of cash dividends. The Company's factoring agreement expires on August 19, 1997, after which time either party may terminate upon 60 days written notice.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


3.      INVENTORIES

        Inventories consist of the following:

                           March 31, 1997    June 30, 1996
                           --------------    -------------
        Raw materials        $ 2,889,000      $ 3,917,000
        Work-in-process        4,083,000          450,000
        Finished goods         5,666,000        3,346,000
                             -----------      -----------
        Total                $12,638,000      $ 7,713,000
                             ===========      ===========

4.      INCOME TAXES

        The provision for income taxes for the three and nine months ended March 31, 1997 has been computed based on the estimated effective tax rate for the year ending June 30, 1997.

5.      IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share for these quarters is not expected to be material.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

This Quarterly Report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act 1934, as amended. All forward-looking statements involve risks and uncertainties. Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not materially differ from its expectations. Factors that may cause actual results to differ materially from the Company's expectations and underlying assumptions are set forth herein under "Management's Discussion and Analysis of Financial Conditions and Results of Operations", as well as within this Quarterly Report generally. The Company cautions the reader, however, that these factors may not be exhaustive, particularly with respect to future filings. Readers are additionally cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Net Sales. Net sales decreased to $18,207,000 for the third quarter ended March 31, 1997 from $24,967,000 in the comparable period last year, a decrease of 27%. Net sales in the nine months ended March 31, 1997 decreased to $27,435,000 from $37,870,000 in the comparable last year period, a decrease of 28%. The decrease in net sales for the third quarter consisted of (i) a 62.8% decrease in revenue of the Private Label division resulting from a shift of delivery dates into the fourth quarter and a reduction in bookings from selected retail chain stores, and (ii) a 9.3% decrease in revenue of Branded swimwear resulting from a reduction in retailers' open-to-buy allocated to the Company, and a 25% reduction of available stock keeping units as part of the Company's program of inventory reduction and gross margin percentage improvement.

The decrease in net sales for the nine months ended March 31, 1997 over the comparable period last year resulted from (i) a reduction in stock keeping units, (ii) a reduction in retailers' open-to-buy allocated to the Company, and
(iii) the elimination of cut-up programs by discounters, which had been obtained by the Company last year.

Gross Profit. Gross profit decreased to $6,679,000 (36.7% of net sales) for the third quarter ended March 31, 1997 from $7,954,000 (31.9% of net sales), for the comparable period last year, a decrease of 16.0%. Gross profit in the nine months ended March 31, 1997 decreased to $9,507,000 (34.7% of net sales) from $12,476,000 (32.9% of net sales) for the comparable period last year, a decrease of 23.8%. The decrease in gross profit for the third quarter resulted from the decrease in net sales. The increase in gross profit as a percentage of sales resulted from a greater mix of higher margin branded merchandise compared to private label products and increased favorable manufacturing variances due to improved production efficiencies. The decrease in gross profit for the nine months ended March 31, 1997 resulted from the decrease in net sales partially offset by an increase in the favorable manufacturing variances noted above.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses decreased to $4,159,000 (22.8% of the net sales) for the third quarter ended March 31, 1997 from $4,784,000 (19.2% of the net sales) in the comparable period last year, a decrease of 13.1%. Selling, General and Administrative expenses decreased to $8,623,000 (31.4% of net sales) for the nine months ended March 31, 1997 from $9,802,000 (25.9% of net sales) in the comparable period last year, a decrease of 12.0%. The decrease in such expenses for both the three and nine months ended March 31, 1997 was due primarily to cost reductions in distribution, advertising, and administration. The administrative expenses for the nine months ending March 31, 1997 include the offset of litigation expenses with the net proceeds recovered from a settlement.

Interest expense. Interest expense increased to $266,000 (1.5% of net sales) for the quarter ended March 31, 1997 from $259,000 (1.0% of net sales) in the comparable period last year, an increase of 2.7%. Interest expense increased to $650,000 (2.4% of net sales) in the nine months ended March 31, 1997 from $592,000 (1.6% of net sales) in the comparable period last year, an increase of 9.8%. The increase in both the three and nine months ended March 31, 1997 resulted from increased utilization of the factoring arrangement and seasonal line of credit from Heller Financial.

Net Income. Net income increased to $2,254,000, $0.48 per common share, for the third quarter ended March 31, 1997 from $1,892,000, $.40 per common share, in the comparable period last year. Net income decreased to $225,000, $0.05 per common share, for the nine months ended March 31, 1997 from $1,353,000, $0.33 per common share, in the comparable period last year. The increase in net income for the three months ending March 31, 1997 was due to reduced operating expenses and a decrease in the effective tax rate to 0%, reflecting use of available net operating losses, compared to an effective tax rate of 35% in the comparative period last year, partially offset by reduced net sales and gross profit.

The decrease in net income for the nine months ending March 31, 1997 was due to reduced sales and gross profit, partially offset by reduced operating expenses and a lower tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended March 31, 1997 was $1,406,000, compared to $10,376,000 in the comparable period last year, resulting from reduced inventory build, lower accounts receivable, partially offset by reduced accounts payable.

At March 31, 1997, working capital was approximately $10,248,000, compared to approximately $15,651,000 at March 31, 1996. This reduction in working capital was due to losses incurred in the fourth quarter of fiscal 1996 partially offset by a 18.7% decrease in inventory from March 31, 1996 to March 31, 1997. Due to the seasonal nature of the business, inventory levels at March 31, 1997 and June 30, 1996 are not comparable.

The Company amended its accounts receivable, inventory, seasonal overadvance and factoring services arrangement with Heller Financial, Inc. ("Heller") pursuant to which the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of 0.675%, up to $75 million in gross sales and 0.575% thereafter, with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivable and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivable, which advances bear interest at an annual rate of 3/4% over the prime rate established from time to time by Bank of America (8.5% at March 31, 1996). Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and (ii) up to 40% prior to October 31, and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less such reserves as Heller elects to establish.

The Company's short-term advances are limited to a maximum of $6,000,000 or $1,000,000 in excess of the Company's projected short-term advance requirements, whichever is less. The Company may also borrow seasonal overadvances of up to $1,000,000 from September 1 to September 30, $2,000,000 from October 1 to October 31, $2,500,000 from November 1 to November 30, $3,000,000 from December 1 to January 31, $2,500,000 from February 1 to February 28, $1,500,000 from March to March 31 and $500,000 from April 1 to May 31 of each year. The inventory advances and the overadvances bear interest at an annual rate of 2% over the prime rate established from time to time by Bank of America. Finally, the Company may request Heller to issue guarantees for the company's purchase of raw materials for up to $575,000 at any one time. Under the company's agreement with Heller, the maximum credit available to the Company at any time is limited to $26 million. The Company's agreement with Heller has a term expiring on August 19, 1997, after which time either party may terminate upon 60 days written notice.

The Company's obligations to Heller are secured by the Company's accounts receivable, inventory, general intangibles, other than trademarks or trade names, and cash deposit accounts.

On November 9, 1995, the Company completed a public offering of 2,070,000 shares of Common Stock at a price of $6.50 per share. The offering raised approximately $8,067,000, net of offering expenses.

The Company believes that the net proceeds from the public offering, the increased availability under its amended credit agreement with Heller combined with cash flow to be generated from future operations will enable it to meet its working capital requirements for the foreseeable future.

The Company has no material commitments for capital expenditures.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. None

Item 2.  Changes in Securities. None

Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a vote of Security Holders.
         None

Item 5.  Other Information.

Sale of Common Stock

                  On May 7, 1997, American Industries, Inc., an Oregon corporation ("American"), consummated the acquisition (the "Acquisition") of 1,096,185 shares (the "Sirena Stock") of the common stock of the Company, par value $0.01 per share (the "Common Stock"), from Signal Capital Corporation, a Delaware corporation ("Signal"), representing all shares of Common Stock held by Signal. The purchase price of the Sirena Stock was $3.0625 per share for an aggregate cash purchase price of $3,357,067.

                  As a result of the Acquisition, American owns approximately 1,500,000 shares (or 32.4%) of the issued and outstanding Common Stock. Prior to the Acquisition, American owned approximately 412,000 shares (or 9%) of the issued and outstanding Common Stock. In connection with the Acquisition, Signal will cause its three designees on the Company's Board of Directors (the "Board") to submit their resignations as directors of the Company. American has indicated that it expects to seek representation on the Board.

License Agreement

        L.C. Licensing, Inc., a wholly owned subsidiary of Liz Claiborne, Inc. ("Liz Claiborne"), has granted the Company the exclusive right to use the trademarks LIZ CLAIBORNE and ELISABETH in connection with the manufacture, advertising, merchandising, promotion, sale and distribution of women's swimwear and cover-ups in the United States and Puerto Rico. This license terminates on June 30, 2000, unless renewed by the Company, provided the Company achieves certain sales targets and Liz Claiborne approves such renewal. The Company is obligated to pay certain guaranteed minimum royalties on specified dates. The license may be terminated earlier by Liz Claiborne under certain circumstances, including the Company's failure to pay the guaranteed minimum royalties or if annual net sales do not meet certain prescribed sales minimums. No assurance can be given that the Company will achieve adequate sales in the future to generate the guaranteed minimum royalties.

        The license may not be assigned or otherwise transferred by the Company without the prior written consent of Liz Claiborne. The Company has a right of first refusal to act as licensee under a license agreement which Liz Claiborne may desire to enter with an unaffiliated licensee with respect to license rights outside of the United States, Puerto Rico and Canada. Each year of the term of the license, the Company must prepare at least eighteen (18) groupings comprised of different styles of swimwear and cover-ups to be sold in connection with the Liz Claiborne trademarks, which must be approved by Liz Claiborne. The designs, materials, packaging, advertising and artwork of the LIZ CLAIBORNE and ELISABETH collections must be approved by, and are the sole property of, Liz Claiborne. The Company must obtain the prior written consent of Liz Claiborne with respect to channels of distribution utilized for the collections.

        Pursuant to the terms of the license agreement, the Company is subject to certain financial covenants, including, but not limited to, debt to equity ratios. The license agreement prohibits the Company from planning for, engaging in, or having any ownership interest in any business involved in the manufacture, advertising, promotion, sale or distribution of any women's swimwear or swimwear cover-ups produced bearing or sold under or in association with any trademark owned by or associated with any nationally known fashion designer (individual or entity) or apparel brand which competes with Liz Claiborne's apparel products and in substantially similar channels of distribution. This prohibition does not extend to the marketing and sale of women's swimwear and swimwear cover-ups under the "Anne Klein" trademarks currently licensed to the Company and/or owned by Anne Klein & Company. The Company is required to spend specified minimum amounts on advertising for the collections, and advertising programs must be presented to, and approved by, Liz Claiborne. In consideration of the license, the Company pays Liz Claiborne a royalty based upon the net sales of the collections.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)   Exhibits.

                        10.1 License Agreement By and Between L.C. Licensing, Inc. and Sirena Apparel Group, Inc.

                  (b)   Reports on Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE SIRENA APPAREL GROUP, INC.


Date:   May 12, 1997               By /s/ HENRY R. MANDELL
        ------------                  ---------------------
                                      Henry R. Mandell
                                      Executive Vice President
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial and Chief Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
 NUMBER                            DESCRIPTION


  10.1          License Agreement By and Between L.C. Licensing,
                Inc. and Sirena Apparel Group, Inc.

  27            Financial data schedule.