Form 10-K405
period 1997-06-30
SIRENA APPAREL GROUP INC
filed 1997-09-26
CIK 925543

   As filed with the Securities and Exchange Commission on September 26, 1997.
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

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

       Registrant's telephone number, including area code: (626) 442-6680

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 8, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $13,947,690, based upon the closing price of the Common Stock on that date.

Number of shares of Common Stock of the registrant outstanding as of September 8, 1997: 4,649,230

Portions of the Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant's 1998 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.

          This report includes a total of 41 pages, including exhibits.
                      The exhibit index appears on page 22.

                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----
Item 1.        BUSINESS.........................................................................................  3

               General..........................................................................................  3
               Strategy.......................................................................................... 3
               Products.......................................................................................... 4
               Product Design.................................................................................... 6
               Manufacturing..................................................................................... 6
               Marketing......................................................................................... 7
               Bookings.......................................................................................... 7
               Competition....................................................................................... 7
               Anne Klein License................................................................................ 8
               Liz Claiborne License..............................................................................8
               Employees......................................................................................... 8

Item 2.        PROPERTIES.........................................................................................8

               Trademarks.........................................................................................8
               Physical Properties............................................................................... 9

Item 3.        LEGAL PROCEEDINGS................................................................................. 9

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................... 9

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................ 10

               Nasdaq Listing................................................................................... 10
               Dividends........................................................................................ 10

Item 6.        SELECTED FINANCIAL DATA.......................................................................... 11

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 12

               Results of Operations............................................................................ 13
               Variability of Quarterly Results and Seasonality................................................. 14
               Liquidity and Capital Resources.................................................................. 15
               Inflation........................................................................................ 16
               Factors That May Effect Future Results............................................................16

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................... 18

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............. 18

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT................................................... 19

Item 11.       EXECUTIVE COMPENSATION........................................................................... 19

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................... 19

Item 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................. 20

                                     PART 1

ITEM 1.  BUSINESS

                  This Report on Form 10-K contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results."

GENERAL

                  The Sirena Apparel Group, Inc. (the "Company" and "Sirena") is a leading designer, manufacturer and marketer of branded and private label swimwear and resortwear for each principal segment of the women's market. The Company's branded products include the Anne Klein collection of designer swimwear, the Sirena collections of better misses' and better contemporary swimwear, the Hot Water collection of junior's swimwear, the Rose Marie Reid collection of traditional misses' swimwear, the Sirena Kids collection of children's swimwear, and the WearAbouts collection of resortwear. In August 1997, the Company introduced the Liz Claiborne(R) collection of designer contemporary swimwear. In addition, the Company's private label division provides value-priced swimwear and resortwear to national chain department stores and mass merchandisers under various labels. The Company also designs exclusive products, for certain prestige and traditional department stores. The Company believes that the Anne Klein and Sirena brands are among the leaders in their respective categories and have achieved a high degree of brand recognition and customer loyalty. In addition, the Company believes that its brands are widely recognized for their fashionable styling, consistent fit and quality construction at prices tailored to specific market segments. The Company's products are targeted at women and young girls who have a youthful attitude regardless of age.

                  The Company has leveraged its distribution network, fashion leadership and merchandising and manufacturing expertise in several ways, including the introduction of new brands. The Company's products are sold in prestige department stores (such as Bloomingdales, Lord & Taylor, Neiman Marcus, Nordstrom and Saks Fifth Avenue), traditional department stores (such as Belk, Dillard, May Department Stores and Federated Department Stores), apparel specialty stores (such as Swim & Sport), national chain department stores (such as JC Penney and Sears), mass merchandisers (such as Kmart and Wal-Mart), off-price retailers (such as Loehmann's) and mail order catalogs (such as Eddie Bauer, Talbots and Victoria's Secret). Branded swimwear accounted for approximately 60.4% of the Company's net sales in fiscal 1997 private label swimwear for approximately 26.0%, and resortwear for approximately 13.6%.

STRATEGY

                  The Company's objective is to be the leading supplier of women's fashion swimwear and resortwear in the United States. Key elements of the Company's strategy include:

                  Develop a Diversified Portfolio of Branded and Private Label Products. The Company has developed a diversified portfolio of branded and private label products that enables the Company to offer products to its customers at varying price points through each principal channel of distribution. The Company's experience with branded products has led to the development of a broad range of private label products that are marketed to mass merchandisers and national chain department stores. By offering a broad array of products for each principal market segment, the Company aims to be a "one-stop-shop" for swimwear and resortwear for its retail customers. The Company believes that opportunities exist to grow its branded lines, primarily through increased penetration of existing retail customers, including increased sell-through of existing lines and the introduction of new lines, such as Liz Claiborne. The Company also intends to focus on achieving growth in its private label lines, primarily through increased penetration of existing retail customers and the addition of new retail customers.

                  The Company believes that its strategy of developing product lines for specific channels of distribution enhances its ability to maintain the integrity of its brands while reducing the fashion risk associated with any particular line.

                  Emphasize Fashion Innovation and Quality. The Company believes that the success of its product lines is dependent, in large part, on its ability to continue to develop innovative fashions and design features capable of achieving broad consumer acceptance. The Company continuously updates its lines and develops new products in a combination of colors, fabrics and styles intended to enable retailers to make powerful merchandising statements in their display of the Company's products. The Company incorporates successful fashion elements from its own top lines into its other branded and private label lines, which enables the Company to capitalize in a timely manner on key fashion trends. In addition to introducing entirely new fashion designs and features into each of its lines on an annual basis, the Company attempts to reduce its fashion risk by incorporating into each of its lines certain designs and features that have proven successful for the Company and the swimwear industry in the past. The Company's sales force continually monitors the sell-through of its products to determine and react to changing consumer preferences. With each of its product lines, the Company emphasizes fashionable styling, consistent fit and quality construction at prices tailored to specific market segments.

                  Build Strong Relationships with Retail Customers. Sirena builds and maintains close working relationships with its retail customers. The Company believes that such relationships enable it to better understand the needs of its retail customers and enhance its ability to develop products and marketing programs that can favorably effect the sales volume and profitability realized by both the Company and its retail customers. Furthermore, by developing these close working relationships, Sirena believes that it increases its importance to its retail customers as a major product resource. The Company also believes that such relationships facilitate the identification of marketing opportunities, design trends and shifting demographics based upon information provided by retail buyers. Sirena's ability to interact effectively with its retail customers is enhanced by the fact that many key members of the Company's senior management have significant prior experience as buyers of swimwear and other apparel for major department stores.

                  Achieve Operating Efficiencies. To provide retailers in various channels of distribution with products that can be designed and priced to deliver value to consumers, Sirena focuses on controlling its costs and achieving certain operating efficiencies. The Company employs a portfolio approach to manufacturing, utilizing its own manufacturing operations as well as outside contractors both in the United States and in Mexico. This approach enables Sirena to maintain manufacturing flexibility, handle quick response requirements and pursue its goal of being the quality, low cost producer. In fiscal 1997, the Company expanded its manufacturing facility in Mexico. As part of its continuing program to achieve manufacturing efficiencies and better serve customers, the Company has made investments in recent years in management information systems and material handling systems. These investments include the installation of material requirement planning systems that enhance inventory management, electronic data interchange systems ("EDI") that enhance communication and service to select retail customers and computer aided design systems that improve the capability and capacity of design, pattern and grading functions.

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

         BRANDED SWIMWEAR

                  The Company's branded swimwear includes the Anne Klein collection of designer swimwear, the Sirena Signature and Sirena Concepts collections of better misses' and better contemporary swimwear, the Rose Marie Reid collection of traditional misses' swimwear, the Hot Water collection of better junior's swimwear, and the Sirena Kids collection of better childrens' swimwear. In August 1997, the Company introduced the Liz Claiborne collection of contemporary designer swimwear. Each established brand is among the leaders in its category and is widely recognized for its fashionable styling and quality construction. Branded swimwear accounted for 60.4% of the Company's net sales for fiscal 1997.

                  Anne Klein. Anne Klein & Company ("Anne Klein") has granted the Company the right to use certain Anne Klein trademarks in connection with the sale of women's designer bathing suits and related accessories in the United States of America. Although the Anne Klein collection is jointly developed by the Company and Anne Klein, the colors and styles of this collection are generally directly related to the sportswear collections designed by Anne Klein. This collection is characterized by fashion fabrics, including tricot, and imported trim. As a result, the Anne Klein collection is intended to appeal to the fashion forward consumer and currently is sold in prestige department stores, traditional department stores and apparel specialty stores, including Bloomingdales, Lord & Taylor, Neiman Marcus, Nordstrom and Saks Fifth Avenue. Retail prices for the Anne Klein collection range from $40 to $150. This collection also includes selected items of resortwear coordinated by color or fabric to the swimwear, including cover-ups, kimono jackets and robes.

                  Sirena. The Sirena collection consists of better misses' swimwear for women with an active, youthful attitude. This collection is characterized by quality construction and fashionable fabrics and styles. Retail prices range from $45 to $90, and the Sirena collection currently is sold in prestige department stores, traditional department stores and apparel specialty stores, including Bloomingdales, Lord & Taylor, Belk, Dillard, May Department Stores and Federated Department Stores. This collection also includes selected items of resortwear coordinated by color or fabric to the swimwear, including T-shirts, caftans, cover-ups and anorak jackets.

                  Liz Claiborne. Liz Claiborne, Inc. ("Liz Claiborne") has granted the Company the right to use the trademarks Liz Claiborne and Elisabeth in connection with the sales of women's designer swimsuits and related accessories in the United States of America and its territories and possessions, and Canada. In August 1997, the Company introduced the Liz Claiborne and Elisabeth collections of contemporary designer swimwear. Elaborating on the sophisticated styling of Liz Claiborne sportwear, the Liz Claiborne and Elisabeth swimwear collections take an unprecedented approach to designer swimwear. Featuring original designs and silhouettes in a signature color palette, the collections include a complete range of swimwear and coordinating cover-ups from the modern classic to sporty athletic looks. Retail price points range from $70 to $110, and will be sold in prestige department stores, and traditional department stores, and apparel specialty stores.

                  Hot Water. In mid-1996, the Company launched the Hot Water brand of better junior's swimwear to provide merchandise for teenagers who were not previously targeted by the Company's product lines. The Hot Water brand is sold in prestige department stores, traditional department stores, apparel specialty stores, and surf shops.

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

                  Sirena Kids. To expand the Company's branded swimwear portfolio to fill a void for fashion-oriented swimwear for girls and pre-teens, the Company launched Sirena Kids in mid-1995. The collection primarily uses selected silhouettes and fabrics from the Sirena collection. Retail prices for Sirena Kids range from $24 to $30, and the collection is intended for prestige department stores, traditional department stores and apparel specialty stores.

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

         PRIVATE LABEL SWIMWEAR

                  The Company provides its fashion, merchandising and manufacturing expertise to department stores and mass merchandisers through its private label swimwear. Such products are designed by the Company using the fashion inspiration provided by the Company's branded swimwear and are characterized by the use of simplified construction, fewer embellishments, lower cost fabrics and lower cost domestic and foreign cutting and sewing contractors. Retail prices for private label swimwear range from $17 to $30. Private label swimwear accounted for 26.0% of the Company's net sales for fiscal 1997.

         RESORTWEAR

                  The Company's resortwear, currently consisting of jackets, pants, shorts, tops, coverups, rompers, dresses and jumpsuits, is sold under the WearAbouts brand name primarily in swimwear departments to complement the Company's swimwear and to enhance the consumer's contemporary leisure lifestyle. Retail prices range from $18 for a coverup to $50 for a romper. Resortwear accounted for 13.6% of the Company's net sales for fiscal 1997. The Company continues to expand the product offerings and distribution channels of its resortwear in the same manner as it previously expanded its swimwear and, thereby, maximize growth and minimize risk by reducing the seasonality of the Company's business.

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

                  In fiscal 1997, the Company cut approximately 35% and sewed approximately 51% of its products in its own facilities, used four contractors, who cut exclusively for the Company, to cut approximately 65% of its products and used one contractor to sew approximately 7% of its products. The balance of the Company's products in fiscal 1997 were sewn by 26 sewing contractors in the Los Angeles area and four sewing contractors in Mexico. The use of its own facilities permits the Company to maintain the high quality of its products, reduce fabric waste and respond more quickly to the demands of retailers. In fiscal 1996, the Company established a wholly owned subsidiary, SIRENAMEX S.A. de C.V., a Mexican corporation, to own and operate a swimwear manufacturing facility in Sonora, Mexico. This facility became operational in September 1995 and supports the growth of the Company's private label swimwear business and has enhanced the Company's capacity for quality, low cost production. A resortwear manufacturing facility was opened in Sonora, Mexico, in fiscal 1997, to support the continuing growth of this division.

                  The Company believes that the use of contractors enables it to reduce capital expenditures, more efficiently employ its facilities, particularly in light of the seasonality of the swimwear business, and reduce the costs associated with a larger production force. Although the Company has no master manufacturing agreements with any of its domestic contractors and competes with other apparel companies for production capacity, the Company believes that its relationships with its contractors are satisfactory and that alternative domestic sources of cutting and sewing services are readily available.

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

                  The principal fabrics used in the Company's products are raschel, tricot, cotton/Lycra, terry and cotton, 95% of which currently is acquired from suppliers and textile mills located in the United States. The Company purchased 17% and 11% of its total requirements in fiscal 1997 from H. Warshaw & Sons and Guilford Mills, respectively. No other source accounted for more than 10% of the Company's fabric purchases for fiscal 1997. Although the Company has no long-term agreements with any of its fabric suppliers and competes with other apparel companies for fabric, the Company believes that its relationships with its suppliers are satisfactory and that alternative sources of fabric are readily available.

MARKETING

                  The Company sells its products through eight account executives and eleven independent sales representatives located in six showrooms across the United States. No sales representative markets directly competitive products manufactured by others. The Company's products are sold in prestige department stores (including Bloomingdales, Lord & Taylor, Neiman Marcus, Nordstrom and Saks Fifth Avenue), traditional department stores (including Belk, Dillard, May Department Stores and Federated Department Stores), apparel specialty stores (including Swim & Sport), national chain department stores (including JC Penney and Sears), mass merchandisers (including Kmart and Wal-Mart) and mail order catalogs (including Eddie Bauer, Talbots and Victoria's Secret). The Company's ten largest customers accounted for an aggregate of 55% of the Company's net sales for fiscal 1997. May Department Stores accounted for 11% of the Company's net sales for fiscal 1997, and no other customer accounted for more than 10% of such sales.

                  In fiscal 1997, the Company continued to expand EDI and Quick Response with selected retail accounts. EDI permits the computerized placement of orders, billing and exchange of information, including current inventory levels and selling trends, between the Company and its customers. Quick Response is a program in which the Company commits to shipping selected styles within 72 hours of order. This program enables a retailer to maintain a full size range of a featured style and turn its inventory faster, thereby encouraging the retailer to commit to the selected styles.

BOOKINGS

                  The Company's booking of orders was approximately $16,229,671 at September 8, 1997 compared to approximately $13,300,028 at September 9, 1996, an increase of 22.0%. All such 1997 bookings are for shipment before May 15, 1998. In general, bookings may be canceled by the customer only in the event of late delivery or delivery of non-conforming goods, although cancellation for other reasons occurs from time to time. The Company generally has not experienced difficulty in shipping orders by the dates requested by its customers. This increase in bookings is a function of the timing of receipt of the bookings, of stronger acceptance of the Company's products by the marketplace. The peak booking period runs from November through April and the receipt of bookings may fluctuate from year to year. Accordingly, year-to-date bookings are not necessarily indicative of annual bookings, In addition, the amount of bookings manufactured and shipped during any period is highly dependent on the season and on various other factors and, accordingly, the amount of bookings at any date is not necessarily indicative of actual shipments. Further, returns and allowances have ranged between 10% and 15% of gross sales during the last three fiscal years.

COMPETITION

                  Each segment of the women's apparel industry in which the Company offers products is highly competitive. The Company competes with numerous apparel manufacturers, including those with their own retail stores, as well as department stores, retail chains and mass merchandisers, including certain of the Company's customers, which sell apparel under their own labels. The Company's principal competitors include Authentic Fitness Corporation which markets women's swimwear under the Anne Cole(R), "Cole of California" and Catalina(R) brand names, among others, VF Corp. which markets under the Jantzen(R) brand name, Apparel Ventures, Inc. which markets women's swimwear under the La Blanca(R) and Sessa(R) brand names and Robby Len Fashion which markets under the Robby Len" brand name. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources, including greater brand awareness, than the Company.

                  The Company competes primarily on the basis of offering a combination of fashionable styling, consistent fit and quality construction appropriate to the prices prevailing in the specific distribution channel. Although the Company believes that its competitive strategy in the past has resulted in its long-term increased market share, there can be no assurance that the Company will be able to maintain or increase its revenues or earnings or to correctly anticipate, gauge and respond to changing preferences of consumers and retailers in a timely manner.

ANNE KLEIN LICENSE

                  Anne Klein has granted the Company the right to use the trademarks Anne Klein, Anne Klein II and the "lion's head" design in connection with the sale of women's designer bathing suits and related accessories in the United States of America and its territories and possessions. This license first was granted in 1987, subsequently was renewed in 1990 and 1993 and was amended and restated effective July 1, 1995. The license currently terminates on December 31, 1999. The license may be terminated earlier by Anne Klein under certain circumstances, including the Company's failure to pay certain guaranteed minimum royalties, the acquisition of a controlling interest in the Company, or a change in management of the Company. Although the Company's sales in calendar year 1996 exceed those necessary to generate sales royalties in excess of the guaranteed minimum royalty for that year, no assurance can be given that the Company will achieve adequate sales in the future. The designs, materials, fabrication, labels and packaging of the Anne Klein collection must be approved by, and are the sole property of, Anne Klein, and the Anne Klein collection must include the number of styles determined by Anne Klein. The Company is required to spend specified minimum amounts on advertising for the collections, and all creative elements of such advertising are developed and controlled by Anne Klein. The collections may be sold only in retail outlets approved by Anne Klein. In consideration of the license and design services, the Company pays Anne Klein a royalty based upon the net sales of the collections. The Company is prohibited from manufacturing or marketing women's swimwear bearing the name of any other well known American designer of high end products, other than Liz Claiborne. Anne Klein has the right to use the Anne Klein trademarks in connection with women's bathing suits and related accessories contained in its collection or a couture or limited edition line.

LIZ CLAIBORNE LICENSE

                  In 1997, Liz Claiborne, Inc. granted the Company the right to use the trademarks Liz Claiborne and Elisabeth in connection with the sale of women's designer bathing suits and related accessories in the United States of America and its territories and possessions, and Canada. The license currently terminates on June 30, 2000. The license may be terminated earlier by Liz Claiborne, Inc. under certain circumstances, including the Company's failure to achieve minimum annual sales levels, the Company's failure to pay certain guaranteed minimum royalties, the acquisition of a controlling interest in the Company or a change in management of the Company. No assurance can be given that the Company will achieve the minimum sales levels in the future. The designs, materials, fabrication, labels and packaging of the Liz Claiborne and Elisabeth collections must be approved by, and are the sole property of, Liz Claiborne, Inc., and must include the number of styles determined by Liz Claiborne, Inc. The Company is required to spend specified minimum amounts on advertising for the collections, and all creative elements of such advertising are developed with and controlled by Liz Claiborne, Inc. The collections may be sold only in retail outlets approved by Liz Claiborne Inc. In consideration for the license and design services, the Company pays Liz Claiborne, Inc. a royalty based upon the net sales of the collections. The Company is prohibited from manufacturing or marketing women's swimwear bearing the name of any other well known American designer of high end products, other than Anne Klein.

EMPLOYEES

                  At September 8, 1997, the Company had 415 full-time employees in the United States and Mexico, of whom two were engaged in corporate management, 14 in administration, seven in merchandising and design, 16 in pattern and sample making, 32 in production supervision, six in cutting, 290 in sewing, 25 in sales and customer service, four in management information systems and 19 in warehousing and shipping. The Company's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

TRADEMARKS

                  Sirena, Hot Water, Rose Marie Reid, Sirena Kids, WearAbouts and various private label trademarks owned by the Company are trademarks of the Company and some are registered in certain foreign countries. Rose Marie Reid and WearAbouts are federally registered trademarks in the United States and Sirena and Hot Water are pending federal registration. The Company regards these trademarks as valuable assets and believes that they are an important factor in marketing its products. It is the policy of the Company to defend vigorously these trademarks against infringement.

                  Anne Klein, and Anne Klein II are federally registered trademarks of Anne Klein in the United States. Under the Company's license agreement, Anne Klein has the sole right to defend their trademarks against infringement. Liz Claiborne and Elisabeth are federally registered trademarks of Liz Claiborne, Inc. in the United States. Under the Company's license agreement, Liz Claiborne, Inc. has the sole right to defend their trademarks against infringement.

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

ITEM 3.  LEGAL PROCEEDINGS

                  On June 27, 1995, the Company brought an action in the Superior Court of the State of California for the County of Los Angeles against
(i) Plasa S.A. de C.V. ("Plasa") and related defendants for breach of a written Manufacturing Production Agreement dated July 11, 1994, between Plasa and the Company (the "Agreement"), and other claims, and (ii) Apparel Ventures, Inc. and related defendants for interference with the Company's relationship with Plasa and trade secret violations. The Agreement provided for the manufacture of the Company's swimwear and resortwear by Plasa at its Mexican manufacturing plant. Plasa declared the Agreement, which had a three year term, terminated in May 1995 with two years remaining on the contract. Cross-complaints against the Company were filed by both Plasa and Apparel Venture, Inc. These actions were settled by an agreement entered into among the Company, Plasa and Apparel Venture, Inc. in December 1996. The settlement of the Plasa litigation has had no adverse effect on the Company.

                  The Company is involved from time to time in litigation incidental to the conduct of its business, The Company does not believe that any such litigation currently pending will have a materially adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1997.

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

                                                                      Sale  Price
                                                              ------------------------
                                                                 Low            High
                                                              ---------        -------
FISCAL 1996
           First Quarter....................................  $    7.25        $  9.25
           Second Quarter...................................      5.375          8.125
           Third Quarter....................................      5.125           6.75
           Fourth Quarter...................................      2.875           5.75

                                                                      Sale  Price
                                                              ------------------------
                                                                 Low            High
                                                              ---------        -------
                                                                    Low           High
FISCAL 1997
           First Quarter....................................  $    2.13       $   3.13
           Second Quarter...................................       2.13           2.94
           Third Quarter....................................       2.50           3.50
           Fourth Quarter...................................       3.00           3.75

                                                                       Sale Price
                                                                      Sale  Price
                                                              ------------------------
                                                                 Low            High
                                                              ---------        -------
FISCAL 1997
           First Quarter (through September 8, 1997)........  $    2.63       $   3.13


                  On September 8 1997 the closing price of the Company's Common Stock as reported by the Nasdaq National Market System was $3.06. Stockholders are urged to obtain current market quotations for the Common Stock. As of September 8, 1997, there were approximately 16 stockholders of record of the Company.

DIVIDENDS

                  Since 1987, the Company has not paid dividends on its Common Stock. The Company currently intends to retain any future earnings to provide funds for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition, level of indebtedness, contractual restrictions contained in the Company's loan agreement on the payment of dividends, capital requirements and general business conditions.

ITEM 6.   SELECTED FINANCIAL DATA


                  The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.

                                                                             Year Ended June 30,
                                                      ------------------------------------------------------------------------
                                                        1993(1)
(In thousands, except share and per share amounts)   (Nine months)      1994           1995           1996            1997
------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA

Net sales                                             $    28,937    $    38,932    $    49,206    $    49,206     $    43,732
Cost of goods sold                                         19,947         26,751         34,010         38,390          31,393
                                                      -----------    -----------    -----------    -----------     -----------
Gross profit                                                8,991         12,181         15,196         10,816          12,339
Selling, general and administrative expenses                6,997          9,633         10,893         14,030          13,124
Depreciation and amortization(2)                             148            204            241            274             284
                                                      -----------    -----------    -----------    -----------     -----------
Income (loss) before interest and income taxes              1,846          2,343          4,062         (3,488)         (1,069)
Interest expense                                            1,122          1,417          1,033            908             896
                                                      -----------    -----------    -----------    -----------     -----------
Income (loss) before income taxes                             724            926          3,030         (4,396)         (1,965)
Income taxes                                                   54             25            142             15              20
                                                      -----------    -----------    -----------    -----------     -----------
Net income (loss)                                     $       671    $       901    $     2,888    $    (4,411)    $    (1,985)
                                                      ===========    ===========    ===========    ===========     ===========
Net income (loss) per common share                    $      0.38    $      0.52    $      0.93    $     (1.05)    $     (0.43)
                                                      ===========    ===========    ===========    ===========     ===========
Weighted average common shares outstanding              1,743,971      1,743,971      3,104,255      4,205,946       4,649,230
                                                      ===========    ===========    ===========    ===========     ===========


                                                                                     June 30,
                                                      ------------------------------------------------------------------------
                                                         1993           1994           1995           1996            1997
------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA

Working capital                                       $     1,940    $     1,410    $     6,120    $     9,900     $     8,013
Total assets                                                8,646         10,372         14,738         18,678          16,688
Total current liabilities                                   3,277          4,164          3,885          3,858           3,766
Long-term debt, less current maturities                     3,673          3,611             86             50             138
Stockholders' equity                                        1,696          2,596         10,768         14,770          12,784

---------------
(1)  In 1993, the Company changed its fiscal year-end from September 30 to June
     30. For interim reporting purposes, the Company's first, second and third quarters end on September 30, December 31 and March 31, respectively.

(2)  See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This report on Form 10-K contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in "Factors That May Affect Future Results."

GENERAL

                  Last year, in response to net losses incurred in fiscal 1996, management and the Board of Directors laid out an action plan of corrective measures, which has resulted in improved gross margin, lower overhead expenses, and reduced year end inventory levels. The Company intends to build upon that plan, while pursuing initiatives in a few crucial areas to effect sales and margin improvement. The two key drivers for improved financial performance in fiscal 1998 are sales growth and gross margin improvement.

o BUILD LIZ CLAIBORNE INTO A DOMINANT SWIMWEAR BRAND: The acquisition of the license, and subsequent launch of Liz Claiborne Swimwear is the most significant development in the recent history of The Sirena Apparel Group, Inc. The implications for the Company's market position and future growth prospects are enormous when one considers the impact of the designer mega brand strategy extended to swimwear. The Company believes there is no stronger brand in today's ready-to-wear market than Liz Claiborne(R). Through the Company's close collaboration with Liz Claiborne, Inc., an updated fashion perspective for today's active woman, the roll-out of in-store Liz Claiborne Swimwear shops and graphic enhancements, a first for the swimwear industry, the Company believes it can make the swimwear shopping experience a more satisfying one. The Company's goal is to establish Liz Claiborne Swimwear as a dominant brand in the years to come.

o CAPITALIZE ON STRONG FISCAL 1997 RETAIL SELL-THROUGHS: The Company's products have earned the right, based on strong retail sell-throughs and profitability, to an increased share of retailers' open-to-buy in fiscal 1998. The Company plans to aggressively exploit its strong retail performance in fiscal 1997 into expanded retail shelf space in fiscal 1998, commensurate with its sales performance.

o ENHANCE GROSS MARGIN: The Company's management has completed a critical review of the pricing of its products vis-a-vis the competition and what its believes the value its products to be in the market. Based on this analysis, the Company's pricing structure this year should yield improved initial mark-ups over the prior year. Further, expanded use of Mexican and other off-shore sourcing, combined with less close-out inventory due to improved inventory management and sell-throughs, should have a positive impact on fiscal 1998 margin.

o IMPROVE EXECUTION AND EFFICIENCY: An organization is only as good as its people, the procedures and information available to make the best decisions and to measure the results of these decisions. The Company has appointed Maurice Newman as Chairman of the Board and Chief Operating Officer. This, and other key personnel changes in the design and private label areas over the past year, are aimed at strengthening the Company's infrastructure. Effort and incentive programs are being put into place to expand the concept of accountability throughout each key operating segment of the Company, and to emphasize each employee's role in contributing to the success of the Company as a whole.

RESULTS OF OPERATIONS

                  The following table sets forth, for the periods indicated, the percentage which certain items in the statements of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                            Percent of Net Sales              Percentage Dollar
                                                         Fiscal Year Ended June 30,          Increase (Decrease)
                                                      -------------------------------       --------------------
                                                                                            1995 and    1996 and
                                                       1995        1996          1997         1996        1997
----------------------------------------------------------------------------------------------------------------
Net sales                                             100.0%      100.0%        100.0%       100.0%      (11.1%)
Cost of goods sold                                     69.1        78.8          71.8         12.9       (18.2)
                                                      -----       -----         -----        -----       -----
Gross profit                                           30.9        22.0          28.2        (28.9)       14.1
Selling, general and administrative expenses           22.1        28.5          30.0         28.8        (6.5)
Depreciation and amortization(1)                       0.5         0.6           0.7         13.7         3.7
Income (loss) before interest and income taxes          8.3        (7.1)         (2.5)      (185.9)       69.4
Interest expense                                        2.1         1.8           2.0        (12.1)       (1.3)
                                                      -----       -----         -----
Income (loss) before income taxes                       6.2        (8.9)         (4.5)      (245.1)       55.3
Income taxes                                            0.3         0.1          0.05        (89.4)       33.3
                                                      -----       -----         -----
Net income (loss)                                       5.9%       (9.0%)        (4.5%)     (252.7%)      55.0%
                                                      =====       =====         =====

--------------

(1)   See Note 2 of Notes to Consolidated Financial Statements

The following table sets forth, for the periods indicated, the percentage which net sales for each division bears to the Company's aggregate net sales.

                                  1995              1996              1997
                                 -----             -----             -----
Branded                           62.7%             58.3%             60.4%
Resortwear                        10.9              11.2              13.6
Private Label                     26.4              30.5              26.0
                                 -----             -----             -----
                                 100.0%            100.0%            100.0%
                                 =====             =====             =====

         FISCAL 1997 COMPARED TO FISCAL 1996

                  Net Sales. Net sales declined from $49,206,000 in fiscal 1996 to $43,732,000 in fiscal 1997, a decrease of 11.1%. The decrease in net sales resulted from a 24.3% decrease in the revenue of the private label division due primarily to a significant reduction in orders from a major account caused by their shift in sourcing from the U.S. to the Far East, and a 7.9% decrease in the revenue of the branded division due to a reduction in early season orders of the Sirena brand based on lower fiscal 1996 retail sales performance. The decline in net sales was partially offset by a 7.7% increase in revenue of the resortwear division due to increased penetration and market share of the existing account base.

                  Gross Profit. Gross profit increased from $10,816,000 (22.0% of net sales) in fiscal 1996 to $12,339,000 (28.2% of net sales) in fiscal 1997, an increase of 14.1%. The increase in gross profit and gross margin resulted from (i) improved capacity utilization of the Company's manufacturing facilities, (ii) expanded production levels of the Company's lower cost Sirenamex facility in Mexico, and (iii) an additional inventory reserve provision of $600,000 in fiscal 1997 compared to an additional inventory provision of $1,600,000 in fiscal 1996.

                  Selling, General, and Administrative Expenses. Selling, general and administrative expenses declined from $14,304,000 (29.1% of net sales) in fiscal 1996 to $13,408,000 (30.7% of net sales) in fiscal 1997, a decrease of 6.3%. The decrease in such expenses resulted from (i) lower advertising expenses relating to a reduction in co-operative advertising committments as well the costs of a national print advertising compaign in fiscal 1996 for which there was no comparable expenditure in fiscal 1997, (ii) lower distribution expenses resulting from improved efficiency levels and lower sales volume, (iii) headcount reductions effected in late fiscal 1996 whose financial impact was fully realized in fiscal 1997, and (iv) legal expenses offset by the net settlement of litigation in fiscal 1997. The decrease was partially offset by additional expenses related to the abandonment of a consulting agreement with a former board member, and development costs related to the new Liz Claiborne swimwear brand, for which there were no comparable expenses in fiscal 1996. The increase in selling, general and administrative expenses as a percentage of net sales resulted primarily from lower net sales in fiscal 1997 as compared to fiscal 1996.

                  Interest Expense. Interest expense declined from $908,000 (1.8% of net sales) to $896,000 (2.0% of net sales) in fiscal 1997, a decrease of 1.3%. The decrease resulted primarily from lower average borrowings in fiscal 1997, driven by a reduction in year over year ending inventory.

                  Net Loss. As a result of the foregoing factors, net loss declined from $4,411,000 ($1.05 per common share) for fiscal 1996 to net loss of $1,985,000 ($0.43 per common share) for fiscal 1997. Both periods reflect a nominal tax rate.

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

                  Net Income. As a result of the foregoing factors, net income declined from $2,888,000 ($0.93 per common share for fiscal 1995) to a net loss of $4,411,000 ($1.05 per common share for fiscal 1996). Net income in fiscal 1995 reflected a 4% tax rate, and the utilization of operating loss carry forwards, compared to a nominal tax rate in fiscal 1996.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

                  The Company has experienced, and expects to continue to experience, variability in its net sales and operating results on a quarterly basis. The Company believes the factors which influence this variability include
(i) the timing of the Company's introduction of new apparel lines, (ii) the level of consumer acceptance of each new line, (iii) general economic and industry conditions that affect consumer spending and retailer purchasing, (iv) the timing of the placement or cancellation of a customer orders, (v) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vi) the weather and (vii) actions of competitors. Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance. As a result of the effect of adverse weather in fiscal 1996 on industry sales of swimwear, retail customers were conservative with their initial orders in fiscal 1997. The Company has sought to reduce this variability by diversifying its brand names and distribution channels.

                  In addition, the Company's swimwear business is highly seasonal. For fiscal 1997, 41.6% of the Company's net sales were generated in the third fiscal quarter. If the Company's sales during the third quarter are materially below seasonal norms, the Company's operating results could be materially and adversely affected. The Company has sought to reduce the effect of this seasonality by (i) increasing sales of resortwear products which generally are less seasonal than branded swimwear and (ii) reducing excess production capacity and increasing overhead absorption by scheduling the manufacturing of private label swimwear into the slower first quarter of the fiscal year. The Company has traditionally generated an operating loss in its first fiscal quarter due to limited retailer demand in advance of the slower Fall selling season. The Company anticipates that these first quarter losses will continue and may increase in the foreseeable future.

In thousands, except share and per share amounts

                                                                      Three Months Ended
                         ---------------------------------------------------------------------------------------------------------
                            Sept. 30,      Dec. 31,    March 31,     June 30,     Sept. 30,      Dec. 31,    March 31,     June 30,
                                1995          1995         1996         1996          1996          1996         1997         1997
----------------------------------------------------------------------------------------------------------------------------------
Net sales                $     3,100   $     9,803  $    24,967  $    11,336   $     2,185   $     7,042  $    18,207  $    16,298
Income (loss) from
  operations                  (1,235)          739        3,170       (6,162)       (2,101)          465        2,520       (1,953)
Net income (loss)               (916)          377        1,892       (5,764)       (2,243)          214        2,254       (2,210)
Net income (loss)
  per common share       $     (0.29)  $      0.09  $      0.40  $     (1.24)  $     (0.48)  $      0.05  $      0.48  $     (0.48)
Weighted average common
  shares outstanding       3,143,971     4,059,607    4,734,740    4,649,230     4,649,230     4,649,230    4,649,230    4,649,230
                           =========     =========    =========    =========     =========     =========    =========    =========


LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary need for funds has been to finance its growth in receivables and inventory, to finance the development of new product lines and the improvement of its operating, manufacturing and customer service capabilities. The Company has financed its working capital requirements from its cash flow from operations, advances drawn under its factoring and revolving credit arrangements and proceeds from its initial and secondary public offerings. In November 1995, the Company completed a secondary offering raising $8.1 million which was used to pay down advances under its factoring arrangement. The Company believes that its present sources of working capital will enable it to finance its current and anticipated growth in sales for the foreseeable future.

                  Net cash provided by operating activities for fiscal 1997 was $517,000, compared to $7,905,000 used by operating activities for fiscal 1996. At June 30, 1997, working capital was approximately $8,013,000, compared to $9,900,000 at June 30, 1996.

                  The Company's inventory generally is highest during November through April as it prepares for and enters its principal selling season, and advances under its credit facilities generally are highest during January through April. Inventory decreased from $7,713,000 at June 30, 1996 to $4,251,000 at June 30, 1997, a decrease of 44.9%, as a result of (i) the aggressive liquidation of prior season inventory in fiscal 1997, and (ii) a more conservative inventory build plan in fiscal 1997

                  On August 19, 1994, the Company entered into an accounts receivable, inventory, seasonal overadvance and factoring services arrangement with Heller Financial, Inc. ("Heller") pursuant to which, as amended as of June 23, 1997, the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of .60%, with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivable and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables less reserves as determined by Heller, which advances bear interest at an annual rate of 0.375% over the prime rate established from time to time by Bank of America (8.50% at June 30, 1997). Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term from Heller of (i) up to 50% of eligible inventory which is current season inventory and (ii) up to 40% prior to October 31, (iii) and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less (iv) such reserves as Heller elects to establish. The Company's short-term advances are limited to a maximum of $5,000,000 and ranging to a maximum of $1,000,000 (in June and July) or $1,000,000 in excess of the Company's projected short-term advance requirements, whichever is less. The Company may also borrow seasonal overadvances of up to $500,000 from September 1 to September 30, $1,000,000 from October 1 to October 31, $1,500,000 from November 1 to November 30, $2,000,000 from December 1 to January 31, $1,000,000 from February 1 to March 31, and $0 from April 1 to August 30, each year. The inventory advances and the overadvances bear interest at an annual rate of 2% over the prime rate established from time to time by Bank of America. Finally, the Company may request Heller to issue guarantees for the Company's purchase of raw materials for up to $575,000 at any one time. Under the Company's agreement with Heller, the maximum credit available to the Company at any time is limited to $20 million. The Company's agreement with Heller has a term expiring on August 18, 2000, after which time either party may terminate upon 60 days written notice. The Company's obligations to Heller are secured by the Company's accounts receivable, inventory, general intangibles, other than trademarks or trade names, and cash deposit accounts. In addition, the agreement provides for various financial covenants to be maintained, including tangible net worth, working capital, and ratio of indebtedness to tangible net worth that vary depending on the time of year.

                  The balance of advances from the factor was $3,532,000 at June 30, 1997, compared to $7,032,000 at June 30, 1996. At June 30, 1997, the amount payable to the Company for factored receivables upon the collection thereof less the amount of outstanding advances to the Company (the "amount due from factor") was $6,276,000, compared to $5,008,000 at June 30, 1996. The Company bears the entire risk of non-approved receivables which decreased from $521,000 at June 30, 1996 (4.3% of gross receivables due from factor) to $339,000 at June 30, 1997 (3.5% of gross receivables due from factor).

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

                  Variability of Quarterly Results. The Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include the timing of the Company's introduction of new product lines, the level of consumer acceptance of each new product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the seasonability of the markets in which the Company participates, the timing of trade shows, the product mix of customer orders, the timing of the placement or cancellation of customer orders, the occurrence of chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance.

                  Economic Conditions. The apparel industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have in the past had, and may in the future have, a materially adverse effect on the Company's results of operations. In addition, certain retailers, including some of the Company's customers, have experienced in the past, and may experience in the future, financial difficulties which increase the risk of extending credit to such retailers. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that the Company will remain a preferred vendor for its existing customers. A decease in business from or loss of a major customer could have a material adverse effect on the Company's results of operations. The Company has entered into a non-recourse accounts receivable factoring agreement. There can be no assurance that the Company's factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor, the Company could either assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit or choose not to make sales to the customer.

                  Reliance on Key Customers. In fiscal 1997, ten customers accounted for 55% of the Company's net sales. The loss of any such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

                  Dependence on Contract Manufacturers. Approximately 49% of the Company's products are manufactured by independent cutting, sewing and finishing contractors. The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a material adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products.

                  Price and Availability of Raw Materials. Although the Company believes that its suppliers will continue to be able to procure a sufficient supply of the principal fabrics used by the Company in manufacturing its products, the price and availability of such fabrics may fluctuate significantly depending on supply, world demand, and currency fluctuations. There can be no assurance that fluctuations in the price and availability of fabric or other raw materials used by the Company will not have a material adverse effect on the Company's results of operations.

                  Management of Growth. No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future. Should be Company experience significant future growth in sales, such growth will require additional working capital and may place a significant strain on the Company's management, management information systems, inventory management, production capability, distribution facilities and receivables management. Any disruption in the Company's order processing, sourcing or distribution systems could cause orders to be shipped later, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns could result in a reduction in revenue, increased administrative and shipping costs and a further burden on the Company's distribution facilities. In addition, the failure to timely enhance the Company's operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on the Company's results of operations.

                  Foreign Manufacturing. Approximately 30% of the Company products were manufactured in Mexico in fiscal 1997. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions.

                  Risk of Brand Acceptance. The Company's success depends in substantial part on its ability to correctly anticipate, gauge and respond to rapidly changing consumer preferences in a timely manner. If the Company materially misjudges the market for a particular product or product line, the Company may be faced with a reduction in sales and profitability, excess inventory and diminished customer loyalty. A substantial portion of the Company's sales are derived from branded products and accordingly, any decline in consumer acceptance of the Company's brand could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be able to correctly anticipate, gauge and respond to changing consumer preferences in a timely manner in the future.

                  Dependence on Licensed Trademarks. The Company's manufacture and sale of the Anne Klein collection is pursuant to a license agreement with Anne Klein which terminates on December 31, 1999. The Anne Klein collection accounted for more than 15% and less than 20% of the Company's net sales for fiscal 1997. The license may be terminated earlier by Anne Klein under certain circumstances. See "Business-Anne Klein License." The Company's manufacture and sales of the Liz Claiborne and Elizabeth collections is pursuant to a license agreement with Liz Claiborne, Inc. which terminates in June 30, 2000, and may be terminated earlier by Liz Claiborne under certain circumstances. See "Business-Liz Claiborne License." Termination of either of these license agreements could have a material adverse effect on the Company's financial condition and results of operations. Furthermore, a decline in the consumer appeal of Anne Klein or Liz Claiborne apparel could adversely affect sales of the Company's Anne Klein or Liz Claiborne lines. In addition, the Company is prohibited under the Anne Klein agreement from manufacturing or marketing women's swimwear bearing the name of any other well known American designer of high end products, other than Liz Claiborne. The prohibition may impair the Company's ability to expand its sales of designer swimwear. See "Business-Anne Klein License."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K" for the Company's financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information concerning the Company's directors and executive officers is incorporated herein by reference from the section entitled "ELECTION OF DIRECTORS" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

                  Information concerning executive compensation is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a) Financial Statements and Schedules. Reference is made to the Index to Financial Statements and Schedules on page F-1 for a list of financial statements and schedule filed as part of this report.

         b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1997.

         c)  Exhibit Number

                  10.1 Amendment Number Six to Factoring, Credit, and Security Agreement By and Between Heller Financial, Inc. and The Sirena Apparel Group, Inc., dated June 23, 1997.

                  10.2 Amendment Number Seven to Factoring, Credit, and Security Agreement By and Between Heller Financial, Inc. and The Sirena Apparel Group, Inc., dated June 23, 1997.

                  10.3 Amendment Number Eighth to Factoring, Credit, and Security Agreement By and Between Heller Financial, Inc. and The Sirena Apparel Group, Inc., dated June 23, 1997.

                  10.4 Modification of Lease By and Between 1411 Trizechahn-Swig L.L.C. and The Sirena Apparel Group, Inc., dated May 15, 1997.


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                  Page
                                                                                  ----
Report of Independent Auditors                                                    F-1

Financial Statements

         Consolidated Balance Sheets as of June 30, 1996 and June 30, 1997        F-2

         Consolidated Statements of Operations for the fiscal
         years ended June 30, 1995, 1996 and 1997                                 F-4

         Consolidated Statements of Stockholders' Equity for
         the fiscal years ended June 30, 1995, 1996 and 1997                      F-5

         Consolidated Statements of Cash Flows for
         the fiscal years ended June 30, 1995, 1996 and 1997                      F-6

         Notes to Consolidated Financial Statements                               F-8

Financial Statement Schedules

         Schedule II  Valuation and Qualifying Accounts                           F-19

                        Consolidated Financial Statements

                         The Sirena Apparel Group, Inc.
                                 and Subsidiary

                       Years ended June 30, 1997 and 1996
                       with Report of Independent Auditors

                         Report of Independent Auditors

Board of Directors
The Sirena Apparel Group, Inc.

We have audited the accompanying consolidated balance sheets of The Sirena Apparel Group, Inc. and subsidiary as of June 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sirena Apparel Group, Inc. and subsidiary as of June 30, 1996 and 1997 and the consolidated results of their operations and their cash flows for the three years ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



Los Angeles, California                              ERNST & YOUNG LLP
August 21, 1997

                  The Sirena Apparel Group, Inc. and Subsidiary

                           Consolidated Balance Sheets


                                                                       JUNE 30
                                                                 1996           1997
                                                            ---------------------------
ASSETS
Current assets:
   Cash                                                     $    17,964     $   202,293
   Accounts receivable, net of allowance of $2,290,968
     (1996) and $1,772,621 (1997) (Note 3)                    4,938,331       6,941,649
   Inventories (Notes 4 and 6)                                7,713,427       4,250,681
   Prepaids and other current assets                          1,088,486         384,770
                                                            -----------     -----------
Total current assets                                         13,758,208      11,779,393


Equipment and leasehold improvements:
   Furniture, fixtures and equipment                          3,109,941       3,415,407
   Leasehold improvements                                       813,747         836,177
                                                            -----------     -----------
                                                              3,923,688       4,251,584
   Less accumulated depreciation and amortization            (2,787,925)     (3,133,957)
                                                            -----------     -----------
                                                              1,135,763       1,117,627
Equipment under capital lease, less accumulated
   amortization of $86,708 (1996) and $36,716 (1997)
   (Note 7)                                                      81,115         177,153

Intangible assets, less accumulated amortization of
   $849,289 in (1996) and $973,569 (1997)                     3,590,029       3,486,923

Deposits                                                        112,466         127,071
                                                            -----------     -----------
Total assets                                                $18,677,581     $16,688,167
                                                            ===========     ===========

See accompanying notes.

                                                                        JUNE 30
                                                                 1996             1997
                                                            -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdraft                                           $    336,305    $    371,754
   Accounts payable                                            2,665,718       1,809,980
   Accrued liabilities (Note 5)                                  820,400       1,544,826
   Current portion of capital leases obligations                  35,714          39,522
                                                            ------------    ------------
Total current liabilities                                      3,858,137       3,766,082



Capital lease obligations, less current portion                   49,670         137,628


Commitments and contingencies (Note 7)


Stockholders' equity (Note 6)
: Common stock, $.01 par value:
     Authorized, 20,000,000
     Issued and outstanding, 4,649,230 in
       1996 and 1997                                              46,492          46,492
     Additional paid-in capital                               32,424,627      32,424,627
     Accumulated deficit                                     (17,701,345)    (19,686,662)
                                                            ------------    ------------
Total stockholders' equity                                    14,769,774      12,784,457
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $ 18,677,581    $ 16,688,167
                                                            ============    ============

                  The Sirena Apparel Group, Inc. and Subsidiary

                      Consolidated Statements of Operations


                                                               YEAR ENDED JUNE 30
                                                     1995             1996            1997
                                                ------------     ------------     ------------
Net sales                                       $ 49,206,280     $ 49,206,288     $ 43,731,965
Cost of goods sold                                34,010,181       38,390,021       31,393,031
                                                ------------     ------------     ------------
Gross profit                                      15,196,099       10,816,267       12,338,934

Selling, general and administrative expenses      10,892,630       14,029,878       13,123,862
Depreciation and amortization                        241,000          274,145          284,206
                                                ------------     ------------     ------------
Total operating expenses                          11,133,630       14,304,023       13,408,068
                                                ------------     ------------     ------------
Income (loss) from operations                      4,062,469       (3,487,756)      (1,069,134)

Interest expense                                  (1,032,822)        (908,049)        (896,183)
                                                ------------     ------------     ------------
Income (loss) before provision for income
   taxes                                           3,029,647       (4,395,805)      (1,965,317)

Provision for income taxes (Note 8)                  141,986           15,000           20,000
                                                ------------     ------------     ------------
Net income (loss)                               $  2,887,661     $ (4,410,805)    $ (1,985,317)
                                                ============     ============     ============

Net income (loss) per share                     $       0.93     $      (1.05)    $      (0.43)
                                                ============     ============     ============
Weighted average number of common shares
   outstanding (Note 2)                            3,104,255        4,205,946        4,649,230
                                                ============     ============     ============

See accompanying notes.

                  The Sirena Apparel Group, Inc. and Subsidiary

                 Consolidated Statements of Stockholders' Equity


                                                         Preferred Stock
                                       ----------------------------------------------------------
                                        Number of                        Number of
                                        Series A                         Series B
                                         Shares         Par Value         Shares       Par Value
                                       -----------     -----------      ----------    -----------
Balance at June 30, 1994                10,500,000     $14,562,500       2,600,000    $ 2,600,000
   Net income for year ended
     June 30, 1995                              --              --              --             --
   Recapitalization (Note 6)           (10,500,000)    (14,562,500)     (2,600,000)    (2,600,000)
   Initial public offering (Note 6)             --              --              --             --
                                       -----------     -----------      ----------    -----------
Balance at June 30, 1995                        --              --              --             --
   Net loss for year ended
     June 30, 1996                              --              --              --             --
   Secondary offering (Note 6)                  --              --              --             --
   Options exercised (Note 6)                   --              --              --             --
                                       -----------     -----------      ----------    -----------
Balance at June 30, 1996                        --              --              --             --
   Net loss for year ended
     June 30, 1997                              --              --              --             --
                                       -----------     -----------      ----------    -----------
Balance at June 30, 1997                        --     $        --              --    $        --
                                       ===========     ===========      ==========    ===========


                                              Common Stock
                                       -------------------------    Additional
                                           Number                      Paid-In    Accumulated
                                         of Shares     Par Value      Capital       Deficit          Total
                                       ------------    ---------    -----------   ------------    -----------
Balance at June 30, 1994               $ 13,169,712    $ 131,697    $ 1,480,449   $(16,178,201)   $ 2,596,445
   Net income for year ended
     June 30, 1995                               --           --             --      2,887,661      2,887,661
   Recapitalization (Note 6)            (11,425,741)    (114,257)    17,276,757             --             --
   Initial public offering (Note 6)       1,400,000       14,000      5,269,962             --      5,283,962
                                       ------------    ---------    -----------   ------------    -----------
Balance at June 30, 1995                  3,143,971       31,440     24,027,168    (13,290,540)    10,768,068
   Net loss for year ended
     June 30, 1996                               --           --             --     (4,410,805)    (4,410,805)
   Secondary offering (Note 6)            1,448,782       14,487      8,129,758             --      8,144,245
   Options exercised (Note 6)                56,477          565        267,701             --        268,266
                                       ------------    ---------    -----------   ------------    -----------
Balance at June 30, 1996                  4,649,230       46,492     32,424,627    (17,701,345)    14,769,774
   Net loss for year ended
     June 30, 1997                               --           --             --     (1,985,317)    (1,985,317)
                                       ------------    ---------    -----------   ------------    -----------
Balance at June 30, 1997               $  4,649,230    $  46,492    $32,424,627   $(19,686,662)   $12,784,457
                                       ============    =========    ===========   ============    ===========

See accompanying notes.

                  The Sirena Apparel Group, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows


                                                                        YEAR ENDED JUNE 30
                                                               1995             1996             1997
                                                           -----------      ------------     ------------
OPERATING ACTIVITIES
Net income (loss)                                          $ 2,887,661      $(4,410,805)     $(1,985,317)
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                             321,404          415,525          470,312
     Change in accounts receivable allowance                   429,738          528,520         (518,347)
     Changes in operating assets and liabilities:
       Accounts receivable                                  (2,862,727)      (1,923,748)      (1,484,971)
       Inventories                                          (2,476,987)      (1,742,869)       3,462,746
       Prepaids and other current assets                      (211,429)        (656,847)         703,716
       Accounts payable                                       (207,692)         565,191         (855,738)
       Accrued liabilities                                    (149,295)        (680,183)         724,426
                                                           -----------      -----------      -----------
Net cash (used in) provided by operating
   activities                                               (2,269,327)      (7,905,216)         516,827

INVESTING ACTIVITIES
Purchases of property, plant and equipment                    (502,123)        (610,716)        (423,934)
Acquisition of trademark                                      (241,186)               -          (21,174)
(Increase) decrease in deposits                                (10,000)           9,697          (14,605)
                                                           -----------      -----------      -----------
Net cash used in investing activities                         (753,309)        (601,019)        (459,713)

FINANCING ACTIVITIES
Proceeds from debt                                           1,579,898                -                -
Repayments of debt                                          (5,228,774)               -                -
Payments under capital lease obligations                       (29,609)         (32,487)         (36,116)
Additional borrowings under capital lease                            -                -          127,882
Proceeds from stock issuance                                 5,779,463        8,412,511                -
Increase in bank overdraft                                     230,659           84,874           35,449
                                                           -----------      -----------      -----------
Net cash provided by financing
   activities                                                2,331,637        8,464,898          127,215
                                                           -----------      -----------      -----------
(Decrease) increase in cash                                   (690,999)         (41,337)         184,329
Cash at beginning of year                                      750,300           59,301           17,964
                                                           -----------      -----------      -----------
Cash at end of year                                        $    59,301      $    17,964      $   202,293
                                                           ===========      ===========      ===========

                  The Sirena Apparel Group, Inc. and Subsidiary

                                                                        YEAR ENDED JUNE 30
                                                               1995             1996             1997
                                                           -----------      ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid during the year for:
       Interest                                            $ 1,087,398      $   908,049      $   896,183
       Income taxes                                            100,647          372,559           32,129

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
During 1997, the Company incurred an additional capital lease obligation of $127,882 in connection with a current lease agreement to acquire equipment.

See accompanying notes.

                  The Sirena Apparel Group, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                  June 30, 1997


1. ORGANIZATION

The Sirena Apparel Group, Inc. (the Company), a Delaware corporation, designs, manufactures and markets branded and private label swimwear and resortwear for each principal part of the women's market. On August 12, 1994, the Company completed an initial public offering of 1,400,000 shares of common stock. On November 9, 1995, the Company completed a secondary offering for 1,448,782 shares of common stock (see Note 6).

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

INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net assets acquired in the acquisition and is amortized using the straight-line method over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on estimated undiscounted cash flows of the Company over the remaining

                  The Sirena Apparel Group, Inc. and Subsidiary

INTANGIBLE ASSETS (CONTINUED)

amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. In addition, costs associated with a trademark of $1,006,000 are being amortized using the straight-line method over 25 years. Amortization of intangible assets amounted to approximately $120,000, $125,000 and $124,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

REVENUE RECOGNITION

The Company recognizes revenue as of the date merchandise is shipped to its customers. Allowance for estimated returns and discounts are provided when the related revenue is recorded.

CONCENTRATION OF CREDIT RISK

The Company manufactures and sells garments to retailers in the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company factors a majority of all of its receivables (see Note 3) whereby one factor assumes substantially all the risk of collection on these transactions. Credit losses on nonfactored receivables are provided for in the financial statements and have historically been within management's expectations. One customer accounted for 11%, 10% and 11% of the Company's net sales for the years ended June 30, 1995, 1996 and 1997, respectively.

The Company has sewing operations in a facility in Sonora, Mexico. In addition, certain of the Company's fabric is purchased from foreign suppliers. Accordingly, the Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, export duties, quotas, restrictions on the transfer of funds, work stoppage and political instability.

                  The Sirena Apparel Group, Inc. and Subsidiary

INCOME TAXES

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

ADVERTISING COSTS

The Company expenses nonreimbursable advertising costs as costs are incurred. The amounts charged to advertising expense during the years ended June 30, 1995, 1996 and 1997 were approximately $1,014,000, $1,771,000 and $788,000, respectively.

NET INCOME (LOSS) PER COMMON SHARE

The computation of net income (loss) per common share is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Accounting for Earnings Per Share," which will be effective for the Company in fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods.
The impact of SFAS No. 128 is not expected to be material.

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

                  The Sirena Apparel Group, Inc. and Subsidiary

STOCK-BASED COMPENSATION

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions for pro forma disclosure requirements of SFAS 123 during the year ended June 30, 1997. The pro forma impact on net loss and net loss per share was not material.

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                              JUNE 30
                                                        1996           1997
                                                     -----------    -----------
  Receivables assigned to factor:
     Nonrecourse                                     $11,518,548    $ 9,470,144
     Recourse                                            521,100        338,700
     Advances from factor                             (7,031,559)    (3,532,369)
                                                     -----------    -----------
     Due from factor                                   5,008,089      6,276,475

  Nonfactored accounts receivable                      2,221,210      2,437,795
  Allowance for customer credits and doubtful
     accounts                                         (2,290,968)    (1,772,621)
                                                     -----------    -----------
                                                     $ 4,938,331    $ 6,941,649
                                                     ===========    ===========

The Company has entered into an accounts receivable, inventory, seasonal overadvance and factoring services arrangement, which was amended as of June 23, 1997, with Heller Financial, Inc. (Heller) pursuant to which the Company sells to Heller all of the

                  The Sirena Apparel Group, Inc. and Subsidiary

Company's accounts receivable at their net invoice price less a commission of 0.60% with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivables and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables less reserves as determined by Heller, which advances bear interest at an annual rate of .375% over the prime rate established from time to time by Bank of America (8.50% at June 30, 1997). Additional interest of 1% is due on excess inventory levels, as defined, over short-term advances. Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and (ii) up to 40% prior to October 31, (iii) and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less (iv) such reserves as Heller elects to establish.

The Company's short-term advances are limited to a maximum of $5,000,000 (in January, February and March) and ranging to a maximum of $1,000,000 (in June and
July) or $1,000,000 in excess of the Company's projected short-term advance requirements, whichever is less. The Company may also borrow seasonal overadvances of up to $500,000 from September 1 to September 30, $1,000,000 from October 1 to October 31, $1,500,000 from November 1 to November 30, $2,000,000 from December 1 to January 31, $1,000,000 from February 1 to March 31, and $0 from April 1 through August 30 of each year. The inventory advances and the overadvances bear interest at an annual rate of 2% over the prime rate established from time to time by Bank of America. Finally, the Company may request Heller to issue guarantees for the Company's purchase of raw materials for up to $575,000 at any one time. Under the Company's agreement with Heller, the maximum credit available to the Company at any time is limited to $20 million. The Company's agreement with Heller has a term expiring on August 18, 2000, after which time either party may terminate upon 60 days written notice. The Company's obligations to Heller are secured by the Company's accounts receivable, inventory, general intangibles, other than trademarks or trade names, and cash deposit accounts. In addition, the agreement provides for various financial covenants to be maintained.

                  The Sirena Apparel Group, Inc. and Subsidiary

4. INVENTORIES

Inventories consist of the following:

                                               JUNE 30
                                         1996           1997
                                     -----------    -----------
Raw materials                        $ 3,917,042    $ 2,400,844
Work-in-process                          450,397        133,864
Finished goods                         3,345,988      1,715,973
                                     -----------    -----------
                                     $ 7,713,427    $ 4,250,681
                                     ===========    ===========

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                               JUNE 30
                                         1996           1997
                                     -----------    -----------
Accrued payroll                      $   207,601    $   227,255
Accrued vacation and benefits            282,090        321,895
Accrued - other                          330,709        995,676
                                     -----------    -----------
                                     $   820,400    $ 1,544,826
                                     ===========    ===========

6. STOCKHOLDERS' EQUITY

On August 12, 1994, the Company successfully completed an initial public offering of 1,400,000 shares of common stock at a price of $4.75 per share. The offering raised approximately $5,300,000, net of offering expenses. Immediately prior to the effective date of the offering, the Company reincorporated in Delaware through the merger of the Company into a newly formed subsidiary, The Sirena Apparel Group, Inc. (Recapitalization). In the Recapitalization, the outstanding Series A Preferred stock, including all accrued but unpaid dividends, were converted to 1,743,971 shares of the common stock of the surviving corporation and the outstanding Series B Preferred stock, including all accrued but unpaid dividends, and the outstanding common stock were canceled.

                  The Sirena Apparel Group, Inc. and Subsidiary

On November 9, 1995, the Company completed a public offering for 1,448,782 shares of common stock (including 198,750 shares issued to the offering Underwriters upon their exercise of options to purchase such shares to cover over-allotments) at a price of $6.50 per share. The offering raised approximately $8,100,000, net of offering costs. In addition to the shares sold by the Company, 550,000 shares of common stock owned by existing shareholders were sold to the public at $6.50 per share.

The Company established the 1994 Stock Incentive Plan, and as amended by the Board of Directors and ratified by the shareholders on March 27, 1996, and reserved 822,465 common shares for issuance under the Plan. Officers, directors, employees and independent contractors are eligible to receive one share of the common stock of the Company for each option granted. Options for shares of common stock are granted at no less than the fair market value of the shares on the date of grant. Concurrent with the initial public offering, certain officers and directors were granted options for 472,513 shares of common stock at an exercise price equal to $4.75, the initial public offering price. Such options are exercisable immediately upon grant and expire five to ten years after the date of grant. During 1996, 150,000 options for shares of common stock were granted at $3.13 to certain officers and directors and are exercisable immediately upon grant and expire five to ten years after the date of the grant. In addition, during 1996, 53,500 options for shares of common stock were granted to other employees at $6.00 which vest in three equal amounts commencing in 1996 and expire on the tenth anniversary of the date of grant. In 1997, 15,000 options for shares of common stock were granted at $3.50 to certain directors of the Company, vesting immediately and expiring in ten years. Based on acceleration clauses of the stock options extended to the Company's employees and directors, outstanding options would become fully vested upon termination/separation through May 1998.

Pro forma information regarding net loss and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997; weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of .40; and a weighted average expected life of the option of 5 years. The impact of net loss and earnings per share was not material.

                  The Sirena Apparel Group, Inc. and Subsidiary

A summary of the Company's stock option activity and related information follows:

                                                   JUNE 30, 1996                JUNE 30, 1997
                                               ------------------------------------------------------
                                                             WEIGHTED                     WEIGHTED
                                                             AVERAGE                      AVERAGE
                                               OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                               --------   --------------    -------    --------------
Outstanding at beginning of year                512,513       $4.83         653,536        $4.54
Granted                                         203,500       $3.88          15,000        $3.50
Exercised                                       (56,477)      $4.75               -        $  -
Cancelled                                        (6,000)      $6.00         (13,332)       $5.84
                                               --------                     -------
Outstanding at end of year                      653,536       $4.54         655,204        $4.53
                                               ========                     =======
Exercisable at end of year                      583,869       $4.26         621,871        $4.45
                                               ========                     =======
Weighted average fair value of options
   granted during the year                                    $1.71                        $1.54

Exercise prices for options outstanding as of June 30, 1997, ranged from $3.13 to $7.00. The weighted average remaining contractual life of those options is 8 years.

In connection with the initial public offering, the Company granted to the underwriters warrants to purchase and reserved 70,000 shares of the Company's common stock during 1995. These warrants are exercisable at $5.70 per share and expire in August 1999. No warrants have been exercised as of June 30, 1997.

7. COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases computer equipment under a capital lease agreement which expires in 1999. Amortization on the capitalized amounts is included in depreciation expense. The Company also leases operating facilities, showrooms, computer equipment and vehicles under operating leases which expire at various dates through 2005. Total operating rent expense approximated $719,149, $778,589 and $830,947 for the years ended June 30, 1995, 1996 and 1997, respectively.

                  The Sirena Apparel Group, Inc. and Subsidiary

Future minimum lease payments at June 30, 1997, under both capital and operating leases having an initial noncancelable term of more than one year, are as follows:

                                                       CAPITAL         OPERATING
YEARS ENDING JUNE 30                                   LEASES           LEASES
--------------------------------------------------------------------------------
1998                                                 $  51,288       $   827,106
1999                                                    51,288           813,027
2000                                                    51,288           457,072
2001                                                    51,288           253,340
2002                                                         -           248,392
Thereafter                                                   -           315,065
                                                     ---------       -----------
Total minimum lease payments                           205,152       $ 2,914,002
                                                                     ===========
Less imputed interest                                   28,002
                                                     ---------
Present value of minimum lease payments                177,150
Less current portion                                    39,522
                                                     ---------
                                                     $ 137,628
                                                     =========

The Company has licenses for the right to use certain trademarks in connection with the sale of lines of women's swimwear in the United States and related territories. The first license terminates on December 31, 1999 and the second license terminates June 30, 2000. Both agreements can be terminated under specified circumstances, including the Company's failure to achieve certain minimum sales, the change in control of the Company or a change in management of the Company. The license agreements require minimum royalty payments.

The Company has entered into a five year employment agreement expiring in 1999 with an officer of the Company providing for annual base compensation of $350,000 with a bonus provision, up to 100% of the base compensation based on performance targets as determined by the Board of Directors. In addition, the Company has entered into a two year employment agreement expiring in 1999 with another officer of the Company providing for annual base compensation of $160,000 with a bonus provision up to 50% of the base compensation based on performance targets as determined by the Board of Directors.

                  The Sirena Apparel Group, Inc. and Subsidiary

The Company retained a corporation, owned by a former director of the Company, to provide management services. Payments for these services were $213,000, $211,000 and $273,000 for the years ended June 30, 1995, 1996 and 1997, respectively. The current agreement for management services provides for fees of $20,000 per month and out-of-pocket expenses, terminating on June 30, 1999. The Company has abandoned the services pursuant to the agreement and provided an accrual for a settlement of amounts owed.

8. INCOME TAXES

The provision for income taxes included in the statements of operations amounted to:

                                                                 YEAR ENDED JUNE 30
                                                           1995          1996         1997
                                                        ---------      --------     --------
Current:
   Federal                                              $  54,251      $       -    $      -
   State                                                   87,735          3,000       3,000
   Foreign                                                      -         12,000      17,000
                                                        ---------      --------     --------
                                                          141,986         15,000      20,000
Deferred:
   Federal                                                      -              -           -
   State                                                        -              -           -
                                                        ---------      --------     --------
                                                                -              -           -
                                                        ---------      --------     --------
                                                        $ 141,986      $ 15,000     $ 20,000
                                                        =========      ========     ========

The following represents the reconciliation of the tax provision rate to the U.S. federal income statutory tax rate:

                                                                  YEAR ENDED JUNE 30
                                                          1995           1996          1997
                                                        ---------      --------     --------
 Statutory rate                                             34.0%        (34.0)%      (34.0)%
Foreign taxes                                                  -           0.3          0.3
State taxes (net of federal tax)                             1.9             -            -
Valuation allowance                                        (34.8)         32.6         31.2
Permanent items                                              1.8           1.4          2.2
Net operating loss carryforwards                               -             -            -
Alternative minimum tax                                      1.8             -            -
                                                        --------       -------      -------
Tax provision rate                                           4.7%          0.3%         0.3%
                                                        ========       =======      =======

                  The Sirena Apparel Group, Inc. and Subsidiary

The components of deferred tax assets (valuation allowance) as of June 30, 1996 and June 30, 1997, respectively, are as follows:

                                                             JUNE 30
                                                      1996             1997
                                                   -----------       -----------
Current deferred tax assets:
   Accounts receivable                             $   919,549       $   731,542
   Inventory                                         1,329,912         1,426,313
   Other                                               111,473           131,828
                                                   -----------       -----------
                                                     2,360,934         2,289,683

Non-current deferred tax assets:
   Property and leasehold improvements                 191,752           119,574
   Net operating loss carryforwards                  1,775,965         2,502,238
                                                   -----------       -----------
                                                     1,967,717         2,621,812
Valuation allowance                                 (4,328,651)       (4,911,495)
                                                   -----------       -----------
Net deferred tax assets                            $         -       $         -
                                                   ===========       ===========

The Company has available approximately $7,642,000 of operating loss carryforwards expiring from 2003 to 2004 available for federal income tax purposes. Approximately $3,934,000 of these losses are subject to an annual limitation of $1,771,000 based on an ownership change that occurred on November 9, 1995 (secondary offering).

9. EMPLOYEE PROFIT SHARING PLAN

The Company has a qualified profit sharing plan (the Plan) covering all employees with one or more years of service. Contributions to the Plan are on a discretionary basis. For the years ended June 30, 1995, 1996 and 1997, the Company has elected not to make any contributions to the Plan. The Plan, however, is not expected to be terminated. Plan assets will remain in the Plan to meet future Plan obligations.

                  The Sirena Apparel Group, Inc. and Subsidiary

                                   Schedule II
                        Valuation and Qualifying Accounts


                                                              ADDITIONS
                                                     ----------------------------
                                      BALANCE AT     CHARGES TO      CHARGED TO                        BALANCE
                                      BEGINNING       COSTS AND     OTHER ASSETS                      AT END OF
           DESCRIPTION                OF PERIOD       EXPENSES       (DESCRIBE)     WRITE-OFFS(A)      PERIOD
---------------------------------------------------------------------------------------------------------------
Accounts receivable allowances:
   Year ended June 30, 1995         $ 1,332,710     $ 4,263,261     $       -      $ (3,833,523)    $ 1,762,448
   Year ended June 30, 1996           1,762,448       5,083,370             -        (4,554,850)      2,290,968
   Year ended June 30, 1997           2,290,968       4,031,306             -        (4,549,653)      1,772,621

(a) Uncollectible accounts written off net of recoveries and charges for returns, allowances and cash discounts to the allowance account.

The above reserves are deducted from the related assets in the balance sheets.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 26, 1997.



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


/s/  MAURICE NEWMAN                 Chairman of the Board, Chief Operating          September 26, 1997
-----------------------------       Officer and Director
     Maurice Newman




/s/  DOUGLAS ARBETMAN               President, Chief Executive Officer              September 26, 1997
-----------------------------       and Director (Principal Executive Officer)
     Douglas Arbetman




/s/  HOWARD HEDINGER                Director                                        September 26, 1997
-----------------------------
     Howard Hedinger




/s/  HENRY R. MANDELL               Executive Vice President,                       September 26, 1997
-----------------------------       Chief Financial Officer, Secretary
     Henry R. Mandell               and Director (Principal Financial and
                                    Accounting Officer)


/s/  ELLISON C. MORGAN              Director                                        September 26, 1997
-----------------------------
     Ellison C. Morgan

                                  EXHIBIT INDEX

                                  DESCRIPTION

Exhibit
Number
-------
 10.1   Amendment Number Six to Factoring, Credit, and Security Agreement By and
        Between Heller Financial, Inc. and The Sirena Apparel Group, Inc., dated
        June 23, 1997.

 10.2 Amendment Number Seven to Factoring, Credit, and Security Agreement By and Between Heller Financial, Inc. and The Sirena Apparel Group, Inc., dated June 23, 1997.

 10.3 Amendment Number Eighth to Factoring, Credit, and Security Agreement By and Between Heller Financial, Inc. and The Sirena Apparel Group, Inc., dated June 23, 1997.

 10.4   Modification of Lease By and Between 1411 Trizechahn-Swig L.L.C. and The
        Sirena Apparel Group, Inc., dated May 15, 1997.

 23.1   Consent of Ernst & Young LLP