Form 10-Q
period 1997-09-30
SIRENA APPAREL GROUP INC
filed 1997-11-12
CIK 925543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                       to              .


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

Registrant's telephone number, including area code: (626)442-6680


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     [X] Yes   [ ] No

Number of shares of Common Stock of the registrant outstanding as of November 11, 1997: 4,649,230

This Form 10-Q contains 12 pages
Exhibit index appears on page 11

                                    FORM 10-Q


                                      INDEX

                                                                           PAGE
                                                                           ----
                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

                  Balance Sheets                                             2
                  September 30, 1997 and June 30, 1997

                  Statements of Operations                                   4
                  Three months ended September 30, 1997 and 1996

                  Statements of Cash Flows                                   5
                  Three months ended September 30, 1997 and 1996

                  Notes to Financial Statements                              6
                  September 30, 1997

Item 2.  Management's Discussion and Analysis of                             8
                  Financial Condition and Results of Operations

                           PART II - OTHER INFORMATION

Items 1-6         Exhibits and Reports on Form 8-K                          11

Signatures                                                                  12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         THE SIRENA APPAREL GROUP, INC.
                                 BALANCE SHEETS


                                        September 30,     June 30,
                                            1997            1997
                                        -----------     ----------
                                        (unaudited)
ASSETS
Current assets
 Cash                                   $   186,000    $   202,000
 Accounts receivable, net of
  allowance of $1,226,000
  (September 30, 1997) and
  $1,773,000(June 30, 1997)
  (Note 2)                                2,142,000      6,942,000
 Inventories (Note 3)                     8,470,000      4,251,000
 Other prepaid and current assets           659,000        385,000
                                        -----------     ----------
Total current assets                     11,457,000     11,780,000

Equipment and leasehold improvements:
 Furniture, fixtures and equipment        3,474,000      3,415,000
 Leasehold improvements                     839,000        836,000
                                        -----------     ----------
                                          4,313,000      4,251,000
 Less accumulated depreciation
 and amortization                        (3,228,000)    (3,134,000)
                                        -----------     ----------
                                          1,085,000      1,117,000

Equipment under capital lease,
 less accumulated amortization
 of $47,000 (September 30, 1997)
 and $36,000 (June 30, 1997)                166,000        177,000

Intangible assets, less accumu-
 lated amortization of $1,005,000
 (September 30, 1997) and $974,000
 (June 30, 1997)                          3,456,000      3,487,000

Deposits                                    138,000        127,000
                                        -----------    -----------
Total assets                            $16,302,000    $16,688,000
                                        ===========    ===========

See accompanying notes.

                                        September 30,     June 30,
                                            1997            1997
                                        -----------     ----------
                                        (unaudited)
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities
 Bank overdraft                         $ 1,001,000    $  372,000
 Accounts payable                         3,705,000     1,810,000
 Accrued liabilities                        700,000     1,545,000
 Current portion of capital
  lease obligations                          49,000       40,000
                                        -----------     ---------
Total current liabilities                 5,455,000     3,767,000

Capital lease obligations,
 less current portion                       118,000       137,000
Other liabilities                           180,000          --
Stockholders' equity
 Common Stock,$.01 par value
  Authorized, 20,000,000 shares
  Issued and outstanding,
  4,649,230 shares                           46,000        46,000
 Additional paid-in capital              32,425,000    32,425,000
 Accumulated deficit                    (21,922,000)  (19,687,000)
                                        -----------     ---------
 Total stockholders' equity              10,549,000    12,784,000
                                        -----------     ---------
Total liabilities and stock-
 holders' equity                        $16,302,000   $16,688,000
                                        ===========   ===========

See accompanying notes

                         THE SIRENA APPAREL GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                              Three Months Ended
                                         -----------------------------
                                         September 30,   September 30,
                                             1997            1996
                                         -----------     -----------
Net sales                                $ 1,533,000     $ 2,185,000
Cost of goods sold                         1,526,000       2,131,000
                                         -----------     -----------
Gross profit                                   7,000          54,000

Selling, general and
 administrative expenses                   2,129,000       2,086,000
Depreciation and amortization                 78,000          69,000
                                         -----------     -----------
Total operating expenses                   2,207,000       2,155,000
                                         -----------     -----------
Loss from operations                      (2,200,000)     (2,101,000)

Interest expense                             (35,000)       (142,000)

Loss before provision
  for income taxes                        (2,235,000)     (2,243,000)
                                         -----------     -----------

Provision for income taxes                      --              --
                                         -----------     -----------
Net loss                                 $(2,235,000)    $(2,243,000)
                                         ===========     ===========

Net loss per share                       $     (0.48)    $     (0.48)
                                         ===========     ===========
Weighted average number
 of common shares
 outstanding                               4,649,230       4,649,230
                                         ===========     ===========



See accompanying notes.

                           THE SIRENA APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Three Months Ended
                                         -----------------------------
                                         September 30,   September 30,
                                             1997            1996
                                         -----------     -----------
OPERATING ACTIVITIES
Net loss                                 $(2,235,000)   $(2,243,000)
Adjustments to reconcile
 net loss to net
 cash used in
 operating activities:
Depreciation and amortization                136,000        115,000
Changes in operating
 assets and liabilities:
Accounts receivable                        4,800,000      1,658,000
Inventories                               (4,219,000)    (1,397,000)
Prepaids and other assets                   (285,000)      (405,000)
Accounts payable                           1,895,000       (972,000)
Accrued liabilities                         (675,000)      (156,000)
                                         -----------    -----------
Net cash used in operat-
 ing activities                             (583,000)    (3,400,000)

INVESTING ACTIVITIES
Purchases of property,
 plant and equipment                         (62,000)       (96,000)
                                         -----------    -----------
Net cash used in investing
  activities                                 (62,000)       (96,000)

FINANCING ACTIVITIES
Short term advances                              --       3,091,000
Increase in bank
 overdraft                                   629,000        422,000
                                         -----------    -----------
Net cash provided by
 financing activities                        629,000      3,513,000
                                         -----------    -----------
Increase/(Decrease) in cash                  (16,000)        17,000
Cash at beginning of period                  202,000         18,000
                                         -----------    -----------
Cash at end of period                    $   186,000    $    35,000
                                         ===========    ===========



See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2.       ACCOUNTS RECEIVABLE

         On June 23, 1997, the Company amended its advance factoring agreement. Under the terms of the amended agreement, the Company will receive factor advances up to 80% of uncollected receivables, less reserves determined by the Factor. In addition, the Company may draw short-term advances up to 50% of eligible inventory, as defined to a maximum of $5.0 million (in January, February and March) and ranging to a maximum of $1.0 million (in June and July). The Company may also borrow seasonal over-advances from September 1 to March 31 each year up to a maximum of $2.0 million (in December and January). Interest at the prime rate plus 0.375%, 2.0% and 2.0% is to be charged on factor advances, short-term advances and seasonal over-advances, respectively. Aggregate obligations under the agreement cannot exceed $20.0 million. The agreement expires on August 18, 2000 and includes certain financial covenants, including minimum tangible net worth, working capital, and debt to tangible net worth. The Company was in compliance with all covenants at September 30, 1997.

3.       INVENTORIES

         Inventories consist of the following:

                                         September 30,           June 30,
                                              1997                1997
                                         ------------         -----------
         Raw materials                   $  4,094,000         $ 2,401,000
         Work-in-process                    1,900,000             134,000
         Finished goods                     2,476,000           1,716,000
                                         ------------         -----------
         Total                           $  8,470,000         $ 4,251,000
                                         ============         ===========



4.       INCOME TAXES

         No benefit for income taxes for the three months ended September 30, 1997 has been recorded as the Company has historically not been a taxpayer.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Item  2. Results of Operations


This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are subject to a variety of risks and uncertainties. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

Net Sales. Net sales decreased to $1,533,000 for the first quarter ended September 30, 1997 from $2,185,000 in the comparable period last year, a decrease of 29.8%. The decrease in net sales consisted of (i) a 52.9% decrease in the revenue of the Private Label division, due primarily to less liquidation of prior year inventory resulting from lower quantities of such inventory compared with the prior year, (ii) a 26.8% decrease in the revenue of the Resortwear division, due primarily to later shipment of new season merchandise, and (iii) an 10.9% decrease in the revenue of the Branded Swimwear division primarily due to a shift in delivery of early season goods into the second fiscal quarter, and less liquidation of prior year inventory due to lower quantities of such inventory compared with the prior year.

Gross Profit. Gross profit decreased to $7,000 (0.5% of net sales) for the first quarter ended September 30, 1997 from $54,000 (2.5% of net sales) in the comparable period last year, a decrease of 87.0%, resulting from the decrease in net sales and gross profit margin. The decrease in gross profit margin was primarily due to (i) a decrease in the sale of current early season merchandise due to delivery dates later in the season, and (ii) unfavorable manufacturing variances resulting from a conservative inventory build plan.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $2,207,000 (144% of net sales) for the first quarter ended September 30, 1997 from $2,155,000 (98.6% of net sales) in the comparable period last year. The increase in such expenses was due to costs associated with the new Liz Claiborne Swimwear brand for which no comparable costs were expended last year.

Interest Expense. Interest expense decreased to $35,000 for the first quarter ended September 30, 1997 from $142,000 in the comparable period last year. The decrease in expense results from lower borrowing levels resulting from lower average inventory levels in the first quarter of this year compared with the prior year.

Net Loss. Net loss decreased to $2,235,000, $0.48 per common share, for the first quarter ended September 30, 1997, from a net loss of $2,243,000, $0.48 per common share, for the comparable period last year. The decrease in the net loss is due to lower interest expense, partially offset by lower sales, gross profit and higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the first quarter ended September 30, 1997 was $583,000 compared to $3,400,000 for the comparable period last year. At September 30, 1997, working capital was approximately $6,002,000, compared to approximately $7,677,000 at September 30, 1996.

Inventory decreased to $8,470,000 at September 30, 1997 from $9,110,000 at September 30, 1996, a decrease of 7.0%, due to a production schedule aimed at maximizing inventory turnover by producing inventory closer to demand, and higher inventory reserves.

The Company has entered into an accounts receivable, inventory, seasonal overadvance and factoring services arrangement, which was amended as of June 23, 1997, with Heller Financial, Inc.(Heller) pursuant to which the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of 0.60% with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivables and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables less reserves as determined by Heller, which advances bear interest at an annual rate of .375% over the prime rate established from time to time by Bank of America (8.50% at June 30, 1997). Additional interest of 1% is due on excess inventory levels, as defined, over short-term advances. Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and
(ii) up to 40% prior to October 31,(iii) and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less (iv) such reserves as Heller elects to establish.

The Company's short-term advance are limited to a maximum of $5,000,000 (in January, February and March) and ranging to a maximum of $1,000,000 (in June and
July) or $1,000,000 in excess of the Company's projected short-term advance requirements, whichever is less. The Company may also borrow seasonal overadvaces of up $500,000 September 1 to September 30, $1,000,000 from October 1 to October 30, $1,500,000 November 1 to November 30, $2,000,000 from December 1 to January 31, $1,000,000 from February 1 to March 31, and $0 from April 1 through August 30 of each year. The inventory advances and the overadvances bear interest at an annual rate of 2% over the prime rate established from time to time by Bank of America. Finally, the Company may request Heller to issue guarantees for the company's purchase of raw materials for up to $575,000 at any one time. Under the Company's agreement with Heller, the maximum credit available to the Company at any time is limited to $20 million. The Company's agreement with Heller has a term expiring on August 18, 2000, after which time either party may terminate upon 60 days written notice. The Company's obligations to Heller are secured by the Company's accounts receivable, inventory, general intangibles, other than trademarks or trade names, and cash deposit accounts. In addition, the agreement provides for various financial covenants to be maintained.

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


                                        THE SIRENA APPAREL GROUP, INC.




Date:  November 11, 1997                By /S/HENRY R. MANDELL
       -----------------                   --------------------
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