Form 10-Q
period 1997-12-31
SIRENA APPAREL GROUP INC
filed 1998-02-13
CIK 925543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997.

                                       OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _____________.
                              Commission file number: 0-24636


                         THE SIRENA APPAREL GROUP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         36-2998726
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                               10333 VACCO STREET
                        SOUTH EL MONTE, CALIFORNIA 91733
               (Address of principal executive offices)(Zip code)
                                  (626)442-6680
               (Registrant's telephone number including area code)

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

This Form 10-Q contains 15 pages Exhibit index appears on page 13.

                                    FORM 10-Q


                                      INDEX

                         PART I -- FINANCIAL INFORMATION                    PAGE
                                                                            ----
Item 1. Financial Statements (Unaudited)

        Balance Sheets                                                         3
        December 31, 1997 and June 30, 1997

        Statements of Operations                                               5
        Three and Six months ended December 31, 1997 and 1996

        Statements of Cash Flows                                               6
        Six months ended December 31, 1997 and 1996

        Notes to Financial Statements                                          7
        December 31, 1997

Item 2. Management's Discussion and Analysis of                                9
        Financial Condition and Results of Operations


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Changes in Securities                                                 13

Item 3. Defaults Upon Senior Securities                                       13

Item 4  Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     13

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    15

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE SIRENA APPAREL GROUP, INC.
                                 BALANCE SHEETS

                                                     December 31,     June 30,
                                                        1997           1997
                                                     ------------   ------------
                                                     (Unaudited)
ASSETS
Current assets
  Cash                                              $    500,000        202,000
  Accounts receivable, net of
    allowance of $ 1,172,000
    (December 31, 1997) and
    $1,773,000 (June 30, 1997)
    (Note 2)                                           2,781,000      6,942,000
  Inventories (Note 3)                                13,188,000      4,251,000
  Prepaids and other current assets                      510,000        385,000
                                                     -----------    -----------
Total current assets                                  16,979,000     11,780,000

Equipment and leasehold improvements:
  Furniture, fixtures and equipment                    3,548,000      3,415,000
  Leasehold improvements                                 843,000        836,000
                                                     -----------    -----------
                                                       4,391,000      4,251,000
  Less accumulated depreciation
    and amortization                                  (3,324,000)    (3,134,000)
                                                     -----------    -----------
                                                       1,067,000      1,117,000

Equipment under capital lease,
  less accumulated amortization
  of $58,000 (December 31, 1997)
  and $36,000 (June 30, 1997)                            155,000        177,000

Intangible assets, less accumu-
  lated amortization of $1,036,000
  (December 31, 1997) and $974,000
  (June 30, 1997)                                      3,436,000      3,487,000


Deposits                                                 138,000        127,000
                                                     -----------    -----------
Total assets                                         $21,775,000    $16,688,000
                                                     ===========    ===========



                             See accompanying notes

                                                     December 31,     June 30,
                                                        1997           1997
                                                     ------------   ------------
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank overdraft                                     $ 1,514,000    $   372,000
  Due to factor                                        2,615,000             --
  Accounts payable                                     5,483,000      1,810,000
  Accrued liabilities                                    744,000      1,545,000
Current portion of
  capital lease obligations                               59,000         40,000
                                                     -----------    -----------
Total current liabilities                             10,415,000      3,767,000

Capital lease obligations,
  less current portion                                    99,000        137,000
Other liabilities                                        120,000

Stockholders' equity
  Common Stock,$.01 par value
    Authorized, 20,000,000 shares
    Issued and outstanding,
    4,649,230 shares                                      46,000         46,000
  Additional paid-in capital                          32,425,000     32,425,000
  Accumulated deficit                                (21,330,000)   (19,687,000)
                                                     -----------    -----------
  Total stockholders' equity                          11,141,000     12,784,000
                                                     -----------    -----------
Total liabilities and stock-
  holders' equity                                    $21,775,000    $16,688,000
                                                     ===========    ===========

                             See accompanying notes

                         THE SIRENA APPAREL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended               Six Months Ended
                                                          December 31,                    December 31,
                                                   --------------------------     ----------------------------
                                                       1997            1996            1997             1996
                                                   ----------      ----------     -----------      -----------
Net sales                                          $9,627,000      $7,042,000     $11,160,000      $ 9,228,000
Cost of goods sold                                  5,529,000       4,269,000       7,055,000        6,400,000
                                                   ----------      ----------     -----------      -----------
Gross profit                                        4,098,000       2,773,000       4,105,000        2,828,000
Selling, general, & administrative expenses         3,266,000       2,237,000       5,395,000        4,324,000
Depreciation and amortization                          82,000          71,000         160,000          140,000
                                                   ----------      ----------     -----------      -----------
Total operating expenses                            3,348,000       2,308,000       5,555,000        4,464,000
                                                   ----------      ----------     -----------      -----------
Income (loss) from operations                         750,000         465,000      (1,450,000)      (1,636,000)
Interest expense                                      133,000         242,000         168,000          384,000
                                                   ----------      ----------     -----------      -----------
Income (loss) before provision
 for income taxes                                     617,000         223,000      (1,618,000)      (2,020,000)
Provision for income taxes(Note 5)                     25,000           9,000          25,000            9,000
                                                   ----------      ----------     -----------      -----------
Net income (loss)                                  $  592,000      $  214,000     $(1,643,000)     $(2,029,000)
                                                   ==========      ==========     ===========      ===========
Net income (loss) per share (basic & diluted)          $  .13          $  .05        $(  0.35)        $(  0.44)
                                                       ======          ======        ========         ========
Weighted average number of
 common shares outstanding:
  Basic                                             4,649,230       4,649,230       4,649,230        4,649,230
  Diluted                                           4,695,462       4,649,230       4,649,230        4,649,230



                            See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                           December 31,
                                                 -------------------------------
                                                     1997               1996
                                                 -----------        ------------
OPERATING ACTIVITIES
Net (loss)                                       $(1,643,000)       $(2,029,000)
Adjustments to reconcile
 net (loss) to net
 cash used in
 operating activities:
  Depreciation and amortization                      273,000            230,000
  Changes in operating
   assets and liabilities:
  Accounts receivable                              4,161,000          2,538,000
  Inventories                                     (8,937,000)        (4,824,000)
  Prepaid and other assets                          (147,000)          (214,000)
  Due from factor                                  2,615,000          3,102,000
  Accounts payable                                 3,673,000          1,299,000
  Accrued liabilities                               (700,000)          (168,000)
                                                 -----------        ------------
  Net cash used in operat-
   ing activities                                   (705,000)           (66,000)

INVESTING ACTIVITIES
Purchases of property,
 plant and equipment                                (139,000)          (165,000)
                                                 -----------        ------------
Net cash used in investing
 activities                                         (139,000)          (165,000)

FINANCING ACTIVITIES
Payment on capital lease
 obligations                                              --            (18,000)
Increase in bank
 overdraft                                         1,142,000            257,000
                                                 -----------        ------------
Net cash provided by
 financing activities                              1,142,000            239,000
Increase in cash                                     298,000              8,000
Cash at beginning of period                          202,000             18,000
                                                 -----------        ------------
Cash at end of period                            $   500,000        $    26,000
                                                 ===========        ============





                            See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2.      ACCOUNTS RECEIVABLE

On June 23, 1997, the Company amended its advance factoring agreement. Under the terms of the amended agreement, the Company will receive factor advances up to 80% of uncollected receivables, less reserves determined by the factor. In addition, the Company may draw short-term advances up to 50% of eligible inventory, as defined to a maximum of $5.0 million (in January, February and March) and ranging to a maximum of $1.0 million (in June and July). The Company may also borrow seasonal over-advances from September 1 to March 31 each year up to a maximum of $2.0 million (in December and January). Interest at the prime rate plus 0.375%, 2.0% and 2.0% is to be charged on factor advances, short-term advances and seasonal over-advances, respectively. Aggregate obligations under the agreement cannot exceed $20.0 million. The agreement expires on August 18, 2000 and includes certain financial covenants, including minimum tangible net worth, working capital, and debt to tangible net worth. The Company was in compliance with all covenants at December 31, 1997.

3.      Inventories

Inventories consist of the following:

                                                     December 31,     June 30,
                                                        1997            1997
                                                     ------------    ----------
Raw materials                                        $ 3,610,000     $2,401,000
Work-in-process                                        4,122,000        134,000
Finished goods                                         5,456,000      1,716,000
                                                     -----------     ----------
Total                                                $13,188,000     $4,251,000
                                                     ===========     ==========


4.      INCOME TAXES

No benefit for income taxes for the six months ended December 31, 1997 has been recorded as the Company has historically not been a taxpayer.

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

Net Sales. Net sales increased to $9,627,000 for the second quarter ended December 31 1997 from $7,042,000 in the comparable period last year, an increase of 37%. Net sales in the six months ended December 31, 1997 increased to $11,160,000 from $9,228,000 in the comparable period last year, an increase of 21%. The increase in net sales for the second quarter consisted of: (i) a 59% increase in the revenues of the Branded swimwear division which resulted from revenues of the new Liz Claiborne Swimwear brand($1.2 million) for which there were no comparable revenues last year, higher per unit revenue due to adjustments to pricing effected at the start of the fiscal year, lower levels of liquidation inventory, and the impact of lower merchandise returns as compared with the prior year; (ii) a 20% increase in the revenues of the Resortwear division which resulted from a general price increase, lower levels of returned merchandise, and greater acceptence of the line due to prior year sell-through results; and (iii) an 8% increase in the revenue of the Private Label division resulting from a timing difference in order and shipping patterns, which moved planned first quarter sales into the second quarter.

The increase in net sales for the six months ended December 31, 1997 over the comparable period last year resulted from: (i) revenues of the new Liz Claiborne Swimwear brand for which there were no comparable revenues last year;(ii) adjustments to pricing effected at the start of the fiscal year, lower liquidation sales of prior season inventory, and less returned merchandise resulting from satisfactory market performance which increased unit revenues, and (iii) greater acceptance of the branded and resortwear lines in general due to prior year sell-through results. The volume increase was partially offset by diminished liquidation sales of prior year inventory, resulting from lower quantities of such inventory compared with last year, particularly in the Private Label Division.

Gross Profit. Gross profit increased to $4,098,000 (42.6% of net sales) for the second quarter ended December 31, 1997 from $2,773,000 (39.4% of net sales) for the comparable period last year, an increase of 48%. Gross profit in the six months ended December 31, 1997 increased to $4,105,000 (36.8% of net sales) from $2,828,000 (30.6% of net sales) for the comparable period last year, an increase of 45%. The increase in gross profit for the second quarter resulted from the increase in net sales, and an increase in gross profit as a percentage of net sales. Gross margin increased in the second quarter due to improved margin performance of the Branded and Resortwear divisions, reflecting the impact of favorable pricing adjustments, lower returned merchandise levels, and less inventory liquidation.

The increase in gross profit and gross margin for the six months ended December 31, 1997 resulted from increased net sales, less inventory liquidation sales at low margins due to the lower inventory levels of such merchandise, the impact of favorable pricing adjustments and lower levels of returned merchandise compared to the prior year

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,348,000 (34.8% of net sales) for the second quarter ended December 31, 1997 from $2,308,000 (32.8% of net sales) in the comparable period last year, an increase of 45%. Selling, general and administrative expenses increased to $5,555,000 (49.8% of net sales) for the six months ended December 31, 1997 from $4,464,000 (48.4% of net sales) in the comparable period last year, an increase of 24.4%. The increase in such expenses in both the three and six months ended December 31, 1997 was due to (i) the offset of litigation expenses with the net proceeds from a settlement in the second quarter of last year for which there was no such offset in the current period; (ii) increased administrative expenses arising out of strengthening of the infrastructure with the appointment of a Chief Operating Officer; and (iii) higher selling expenses associated with the new Liz Claiborne division for which there were no expenses in the prior year.

Interest expense. Interest expense decreased to $133,000 (1.4% of net sales) for the second quarter ended December 31, 1997 from $242,000 (3.4% of net sales) in the comparable period last year, a decrease of 45%. Interest expense decreased to $168,000 (1.5% of net sales) in the six months ended December 31, 1997 from $384,000 (4.2% of net sales) in the comparable period last year, a decrease of 56%. Such decrease resulted from lower borrowings on the seasonal line of credit from our factor in the three and six month periods.

Net Income. Net income increased to $592,000, $0.13 per common share (Basic and Diluted), for the second quarter ended December 31, 1997 from $214,000, $0.05 per common share in the comparable period last year. Net loss decreased to($1,643,000),($0.35) per common share, for the six months ended December 31,1997 from ($2,029,000), ($0.44) per common share in the comparable period last year. The increase in net income for the three and six months ended December 31, 1997 was due to (i) higher net sales, (ii) higher gross profit,
(iii) higher gross margin percentages,
and (iv) lower interest expense. These effects were partially offset by higher selling, general, and administrative expenses, which include an offset of litigation expenses with the net proceeds from a settlement in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended December 31, 1997 was $705,000 compared to $66,000 in the comparable period last year. Higher bookings generated higher inventory levels which consumed more cash.

At December 31, 1997, working capital was approximately $6,564,000 compared to approximately $7,918,000 at December 31, 1996. The decrease in working capital resulted primarily from increased accounts payable related to the purchases of raw material inventory. Inventory increased to $13,188,000 at December 31, 1997 from $12,537,000 at December 31, 1996, an increase of 5.2%. This increase was a result of a higher work-in-process level which is consistent with the level of bookings activity in the period. Due to the seasonal nature of the Company's business, inventory levels at December 31, 1997 and June 30, 1997 are not comparable.

The Company has entered into an accounts receivable, inventory, seasonal overadvance and factoring services arrangement, which was amended as of June 23, 1997, with Heller Financial, Inc."Heller" pursuant to which the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of 0.60% with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivables and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables less reserves as determined by Heller, which advances bear interest at an annual rate of .375% over the prime rate established from time to time by Bank of America (8.50% at December 31, 1997). Additional interest of 1% is due on excess inventory levels, as defined, over short-term advances. Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and
(ii) up to 40% prior to October 31 and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less (iii) such reserves as Heller elects to establish.

The Company's short-term advances are limited to a maximum of $5,000,000 (in January and February) and ranging downward to a maximum of $1,000,000 (in June and July) or $1,000,000 in excess of the Company's projected short-term advance requirements, whichever is less. The Company may also borrow seasonal overadvances of up to $500,000 from September 1 to September 30, $1,000,000 from October 1 to October 30, $1,500,000 from November 1 to November 30, $2,000,000 from December 1 to January 31, $1,000,000 from February 1 to March 31, and $0 from April 1 through August 30 of each year. The inventory advances and the overadvances bear interest at an annual rate of 2% over the prime rate established from time to time by Bank of America. Finally, the Company may request Heller to issue guarantees for the company's purchase of raw materials for up to $575,000 at any one time. Under the Company's agreement with Heller, the maximum credit available to the Company at any time is limited to $20 million. The Company's agreement with Heller has a term expiring on August 18, 2000, after which time either party may terminate upon 60 days written notice. The Company's obligations to Heller are secured by the Company's accounts receivable, inventory, general intangibles, other than trademarks or trade names, and cash deposit accounts. In addition, the agreement provides for various financial covenants to be maintained.

This Company has no material commitments for capital expenditures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None
        -----------------

Item 2. Changes in Securities. None
        ----------------------

Item 3. Defaults Upon Senior Securities. None
        --------------------------------

Item 4. Submission of Matters to a Vote of Security Holders. None
        ----------------------------------------------------

Item 5. Other information.
        ------------------

EMPLOYMENT AGREEMENT

     On September 29, 1997, Maurice B. Newman was appointed Chairman of the Board and Chief Operating Officer of the Company. The Company entered into an employment agreement with Mr. Newman that will provide for (i) a two-year term of employment, (ii) an annual base salary of $300,000, plus annual increases,
(iii) an annual bonus, up to $200,000, based upon the satisfaction of performance goals to be determined by the Board of Directors, (iv) a grant of an option to purchase up to 25,000 shares of the Common Stock of the Company at $3.50 per share, plus an additional grant of an option to purchase up to 80,000 shares at $3.875 per share, which options vest completely on grant dates of July 1, 1997 and November 4, 1997, respectively; and (v) the right to receive his salary and employee benefits (or the economic equivalent) for 90 days if the employment agreement is not renewed or extended beyond its initial term, or if the employment agreement is terminated early, subject to certain restrictions.

ACQUISITION

Effective on February 4, 1998, the Company acquired substantially all of the assets and liabilities of Renee of Hollywood dba Jezebel "Jezebel" in an acquisition recorded as an asset purchase. Jezebel is a designer and manufacturer of a broad line of intimate apparel for women. The purchase was financed through a $500,000 term loan for a period of approximately three years with our factor, Heller Financial Inc., the Company's factor, at the prime rate established from time to time by Bank of America (8.50% at December 31, 1997) plus 1.50%. The Company also entered into an employment agreement with the prior owner of Jezebel which provides for salary and benefits commensurate with the employment benefits accorded other Divisional Vice Presidents. In addition, the employment agreement specifies future earn-out bonuses equal to diminishing percentages of the pre-tax profits of the Jezebel Division. The assets acquired consist primarily of the fixed assets and inventory used in the manufacture of intimate apparel, and the liabilities assumed were primarily related to trade payables of Jezebel and payments to ex-owners of the acquired Company.

Item 6.   Exhibits and Reports on Form 8-K. None
          --------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE SIRENA APPAREL GROUP, INC.




Date:  February 11, 1998                By /S/ WILLIAM B. SHAW
                                           -------------------------------------
                                           William B. Shaw
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial and
                                           Chief Accounting Officer)