Form 10-Q
period 1998-03-31
SIRENA APPAREL GROUP INC
filed 1998-05-15
CIK 925543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


        (Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to____________ .


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

                                                                [X] Yes   [ ] No

Number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of April 30, 1998: 4,792,491


This Form 10-Q contains 14 pages
Exhibit index appears on page 13.

                                   FORM 10-Q



                                     INDEX

                        PART I - FINANCIAL INFORMATION            PAGE
                                                                  ----

Item 1. Financial Statements (Unaudited)

        Balance Sheets                                               3
        March 31, 1998 and June 30, 1997

        Statements of Operations                                     5
        Three and nine months ended March 31, 1998
        and 1997

        Statements of Cash Flows                                     6
        Nine months ended March 31, 1998 and 1997

        Notes to Financial Statements                                7
        March 31, 1998

Item 2. Management's Discussion and Analysis of                      9
        Financial Condition and Results of Operations

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                           13

Item 2. Changes in Securities                                       13

Item 3. Defaults Upon Senior Securities                             13

Item 4  Submission of Matters to a Vote of Security Holders         13

Item 5. Other Information                                           13

Item 6. Exhibits and Reports on Form 8-K                            13

Signatures                                                          14

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                         THE SIRENA APPAREL GROUP, INC.
                                 BALANCE SHEETS


                                             March 31,          June 30,
                                              1998                1997
                                           ------------       ------------
                                            (Unaudited)
ASSETS
Current assets
 Cash                                      $    134,000       $    202,000
 Accounts receivable, net of
  allowance of $ 1,860,000
  (March 31, 1998) and
  $1,773,000 (June 30, 1997)
  (Note 2)                                    5,792,000          6,942,000
 Inventories (Note 3)                        12,562,000          4,251,000
 Prepaids and other current assets              286,000            385,000
                                           ------------       ------------
Total current assets                         18,774,000         11,780,000

Equipment and leasehold improvements:
 Furniture, fixtures and equipment            3,800,000          3,415,000
 Leasehold improvements                         843,000            836,000
                                           ------------       ------------
                                              4,643,000          4,251,000
 Less accumulated depreciation
 and amortization                            (3,423,000)        (3,134,000)
                                           ------------       ------------
                                              1,220,000          1,117,000

Equipment under capital lease,
 less accumulated amortization
 of $69,000 (March 31, 1998)
 and $36,000 (June 30, 1997)                    145,000            177,000

Intangible assets, less accumu-
 lated amortization of $1,086,000
 (March 31, 1998) and $974,000
 (June 30, 1997)                              4,816,000          3,487,000


Deposits                                        141,000            127,000
                                           ------------       ------------
Total assets                               $ 25,096,000       $ 16,688,000
                                           ============       ============

See accompanying notes.


                                      March 31,          June 30,
                                         1998               1997
                                     ------------       ------------
                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities
 Bank overdraft                      $  2,026,000       $    372,000
 Accounts payable                       5,267,000          1,810,000
 Accrued liabilities                    1,885,000          1,545,000
 Notes payables (Notes 5,6)               471,000                 --
 Current portion of
  capital lease obligations                42,000             40,000
                                     ------------       ------------
Total current liabilities               9,691,000          3,767,000

Capital lease obligations,
 less current portion                     126,000            137,000
Notes payable (Notes 5,6)                 335,000                 --

Stockholders' equity
 Common Stock,$.01 par value
  Authorized, 20,000,000 shares
  Issued and outstanding,
  4,651,730 shares                         47,000             46,000
 Additional paid-in capital            32,433,000         32,425,000
 Accumulated deficit                  (17,536,000)       (19,687,000)
                                     ------------       ------------
 Total stockholders' equity            14,944,000         12,784,000
                                     ------------       ------------
Total liabilities and stock-
 holders' equity                     $ 25,096,000       $ 16,688,000
                                     ============       ============

See accompanying notes

                        THE SIRENA APPAREL GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                       Three Months Ended               Nine Months Ended
                                                            March 31,                        March 31,
                                                 ----------------------------      ----------------------------
                                                     1998             1997            1998              1997
                                                 -----------      -----------      -----------      -----------
Net sales                                        $23,520,000      $18,207,000      $34,680,000      $27,435,000
Cost of goods sold                                14,158,000       11,528,000       21,213,000       17,928,000
                                                 -----------      -----------      -----------      -----------
Gross profit                                       9,362,000        6,679,000       13,467,000        9,507,000
Selling, general, & administrative expenses        5,170,000        4,159,000       10,725,000        8,623,000
                                                 -----------      -----------      -----------      -----------
Total operating income                             4,192,000        2,520,000        2,742,000          884,000
Interest expense                                     333,000          266,000          501,000          650,000
                                                 -----------      -----------      -----------      -----------
Income before provision for income taxes           3,859,000        2,254,000        2,241,000          234,000
Provision for income taxes(Note 4)                    65,000               --           90,000            9,000
                                                 -----------      -----------      -----------      -----------
Net income                                       $ 3,794,000      $ 2,254,000      $ 2,151,000      $   225,000
                                                 ===========      ===========      ===========      ===========
Net income per share-basic                       $      0.82      $      0.48      $      0.46      $      0.05
                                                 ===========      ===========      ===========      ===========
Net income per share-diluted                     $      0.80      $      0.48      $      0.46      $      0.05
                                                 ===========      ===========      ===========      ===========
Weighted average number of
 common shares outstanding:
  Basic                                            4,649,340        4,649,230        4,649,340        4,649,230
  Diluted                                          4,736,060        4,649,230        4,696,553        4,649,230



See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                           March 31,
                                                   -----------------------------
                                                       1998             1997
                                                   -----------       -----------
OPERATING ACTIVITIES
Net income                                         $ 2,151,000       $   225,000
Adjustments to reconcile
 net income to net
 cash used in
 operating activities:
  Depreciation and amortization                        433,000           347,000
  Changes in operating
   assets and liabilities:
  Accounts receivable                                  921,000          (555,000)
  Inventories                                       (7,501,000)       (4,925,000)
  Prepaid and other assets                             105,000           335,000
  Accounts payable                                   2,395,000         2,989,000
  Accrued liabilities                                  (19,000)          178,000
                                                   -----------       -----------
        Net cash used in operating activities       (1,515,000)       (1,406,000)

INVESTING ACTIVITIES
Purchase of Jezebel                                   (307,000)               --
Increase in other assets                                (4,000)               --
Purchases of property,
 plant and equipment                                  (342,000)         (224,000)
                                                   -----------       -----------
Net cash used in investing
 activities                                           (653,000)         (224,000)

FINANCING ACTIVITIES
Borrowing on line of credit                                 --           370,000
Proceeds from the exercise
 of options                                              9,000                --
Payment on capital lease
 obligations                                           (30,000)               --
Bank borrowings                                        467,000                --
Increase in bank
 overdraft                                           1,654,000         1,299,000
                                                   -----------       -----------
Net cash provided by
 financing activities                                2,100,000         1,669,000
                                                   -----------       -----------
Increase (Decrease) in cash                            (68,000)           39,000
Cash at beginning of period                            202,000            18,000
                                                   -----------       -----------
Cash at end of period                              $   134,000       $    57,000
                                                   ===========       ===========

See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements, and accompanying notes. Actual results could differ from those estimates.

2.      ACCOUNTS RECEIVABLE

        On June 23, 1997, the Company amended its advance factoring agreement. Under the terms of the amended agreement, the Company will receive factor advances up to 80% of uncollected receivables, less reserves determined by the factor. In addition, the Company may draw short-term advances up to 50% of eligible inventory, as defined to a maximum of $5.0 million (in January, February and March) and ranging to a maximum of $1.0 million (in June and July). The Company may also borrow seasonal over-advances from September 1 to March 31 each year up to a maximum of $2.0 million (in December and January). Interest at the prime rate plus 0.375%, 2.0% and 2.0% is to be charged on factor advances, short-term advances and seasonal over-advances, respectively. Aggregate obligations under the agreement cannot exceed $20.0 million. The agreement expires on August 18, 2000 and includes certain financial covenants, including minimum tangible net worth, working capital, and debt to tangible net worth. The Company was in compliance with all covenants at March 31, 1998.

3.      INVENTORIES

        Inventories consist of the following:

                     March 31,          June 30,
                        1998              1997
                     -----------      -----------
Raw materials        $ 3,707,000      $ 2,401,000
Work-in-process        3,818,000          134,000
Finished goods         5,037,000        1,716,000
                     -----------      -----------
Total                $12,562,000      $ 4,251,000
                     ===========      ===========


4.      INCOME TAXES

        The provision for income taxes for the nine months ended March 31, 1998 is at a nominal tax rate based on the anticipated effective tax rate.

5.      ACQUISITION

        On February 4, 1998 the Company acquired substantially all of the assets and liabilities of Renee of Hollywood (dba: "Jezebel"). Jezebel is a designer and manufacturer of a broad line of intimate apparel for women. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon estimates of the fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $921,000 and was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase price of the acquisition consisted of $175,000 in cash, and the assumption of certain debt which consisted of two notes payable and a guaranteed earn-out payable to the former owners of Jezebel for an aggregate of $367,000 ($339,000 at March 31, 1998). The two notes are payable, interest only at a rate of 10% per annum, with the principal due and payable thirteen months after the acquisition of Jezebel on March 4, 1999. The guaranteed earn-out to the former owner, specifies payments equal to diminishing percentages of the pre-tax profits of the Jezebel Division, but no less than $130,000, payable from time to time over a period of three years. The Company has also entered into an employment agreement with the prior owner of Jezebel which provides for salary and benefits commensurate with the employment benefits accorded to other Divisional Vice Presidents.

6.      NOTES PAYABLES

        The Company has entered into a $500,000 term loan with Heller Financial ("Heller") to finance the acquisition of Jezebel. The loan is at the rate established from time to time by Bank of America (8.50% at March 31, 1998) plus

        1.50%, commencing on January 29, 1998 and payable in 29 equal monthly installments of $16,667, with the remainder paid in full on June 30, 2000.

Item 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are subject to a variety of risks and uncertainties. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

Net Sales. Net sales increased to $23,520,000 in the third quarter ended March 31, 1998 from $18,207,000 in the comparable period last year, an increase of 29%. Net sales for the nine months ended March 31, 1998 increased to $34,680,000 from $27,435,000 in the comparable period of last year, an increase of 26%. The increase in sales for the third quarter consisted of the following: (i)a 36% increase in the Branded swimwear division, nearly all of which resulted from the addition of the Liz Claiborne swimwear line ($3.4 million) for which there were no comparable revenues last year, higher per unit revenues for Branded swimwear due to adjustments to pricing effected at the start of the fiscal year, and the impact of lower merchandise returns as compared to last year; (ii) a 13% increase in the Resortwear division that resulted from earlier price increases, continued lower levels of returns and a consumer demand that has continued and strengthened in comparison to last year, particularly in beach coverups;(iii)an 8% increase in the Private Label division which was due to quick retail turns at Mass Merchandisers and a better fill rate on orders, resulting in fewer cancellations of orders; and (iv) revenues from the newly acquired Jezebel division ($1.1 million) for which there were no comparable revenues last year.

The increase in net sales for the nine months ended March 31, 1998 over the comparable period last year resulted from: (i) revenues of the new Liz Claiborne swimwear line and the newly acquired Jezebel line for which there were no comparable revenues last year(Liz Claiborne: $4.7 million; Jezebel:$1.1 million); (ii)price increases that improved margins; (iii) lower returned merchandise resulting from satisfactory market performance; and (iv) greater acceptance of our product which has resulted in a broad based strength in all lines but particularly in Resortwear, and Private Label.

Gross Profit. For the third quarter ended March 31,1998 gross profit increased to $9,362,000(39.8% of net sales)from $6,679,000 (36.7% of net sales) for the comparable period last year, an overall increase of 40%. Gross profit in the nine months ended

March 31, 1998 increased to $13,467,000 (38.8% of net sales) from $9,507,000
(34.7% of net sales) for the comparable period last year, an overall increase of 42%. The increase in gross profit for the third quarter ending March 31, 1998 resulted from a combination of the increased sales volume, and an increase in the gross margins as a percentage of net sales. The third quarter 1998 gross profits increased on the improved margin performance in nearly all of the divisions but particularly in Branded swimwear, and reflected the impact of pricing geared to maintenance of margins, as well as continued lower levels of returned merchandise. Partially offsetting margins was a $250,000 increase in additional inventory obsolescence reserves which amounted to a 1.0% decrease in gross margins as compared to last year's third quarter in which there was no such increase in reserves.

Higher gross profit for the nine months ended March 31, 1998 was also caused by many of the same factors influencing the third quarter. These were, increased volumes, increased prices, and lower returns as compared to last year, in addition to lower sales of prior season units at low margins, which primarily helped margins in the first six months of fiscal 1998.

Selling, General and Administrative Expenses. Selling, general & administrative expenses increased to $5,170,000(22% of net sales) for the third quarter ended March 31, 1998 from $4,159,000 (23% of net sales) in the comparable period last year, an increase of 24%. Selling, general and administrative expenses increased to $10,725,000(31% of net sales) for the nine months ended March 31, 1998 from $8,623,000 (31% of net sales) in the comparable period last year, an increase of 24%. The increase in selling, general & administrative for the three months ended March 31, 1998 was primarily due to:(i)certain variable expenses such as factor fees($66,000)and executive bonuses($118,000);(ii) the appointment of a new President of the Rose Marie Reid Division; and (iii)a severance payment of $180,000. Increases to selling, general and administrative expenses that affected both the three months and the nine months ended March 31, 1998 were as follows: (i) the appointment of a Chief Operating Officer;(ii) higher selling expenses associated with the new Liz Claiborne swimwear division(approximately $600,000), for which there were no such comparable expenses in the same period of the prior year. In addition, the nine months ended March 31, 1997 was favorably reduced by a reduction in litigation expenses with the net proceeds from a settlement that took place in the second quarter of last year(a $347,000 credit in last year's second quarter), and the current nine months ended March 31, 1998 had no similar reduction.

Interest Expense. Interest expense increased to $333,000 (1% of net sales) for the third quarter ended March 31, 1998 from $266,000 (2% of net sales) in the comparable period last year, an increase of 25%. Interest expense for the nine months ended March 31,1998 decreased to $501,000 (1% of net sales) from $650,000 (2%
of net sales) in the comparable period last year, a decrease of 23%. The increase in interest expense for the third quarter is attributable to the new $500,000 loan from Heller used to finance the acquisition of Jezebel and the higher costs associated with higher inventory levels generated by increased volumes. The decrease in the interest expense for the nine month period ended March 31, 1998 resulted from both the lower utilization and lower costs of the seasonal line of credit from Heller, over the first six months of the year.

Net Income. Net Income increased to $3,794,000, or $.82 per common share-"Basic" and $.80 per common share-"Diluted", for the third quarter ended March 31, 1998, from $2,254,000, or $.48 per common share(both Basic and Diluted) in the comparable period last year. Net income for the nine months ended March 31, 1998 increased to $2,151,000, or $.46 per common share(both Basic and Diluted), from net income of $225,000, or $.05 per common share(both Basic and Diluted), in the comparable nine month period last year. The increase in net income for the three and nine months ended March 31,1998 was primarily due to the following: (i) higher net sales; (ii)higher gross profit due to the higher margins derived from price increases instituted at the beginning of the year; and (iii)the contribution margin of the new Liz Claiborne line. These positive impacts were partially offset by higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended March 31, 1998 was $1,515,000 compared to $1,406,000 of cash used in the comparable period last year. This years cash usage was higher due to the relative increase in inventories in the comparable period of last year(June 30, 1997 inventories were lower than June 30, 1996), offset by $1,926,000 in cash generated from increased net income as compared to last year, and lower Accounts Receivable balances in comparison to June 30, 1997 and 1996, respectively.

At March 31, 1998, working capital was approximately $9,083,000 compared to $10,248,000 at March 31, 1997. The decrease in working capital was primarily due to increased accounts payable(related to Jezebel acquisition) and increases in short term notes used to finance the Jezebel acquisition, partially offset by a decrease in the inventory line of credit with Heller. Inventory decreased to $12,562,000 at March 31,1998 from $12,638,000 at March 31, 1997, a nominal decrease which included $1.2 million of inventory from the newly acquired Jezebel line that had no comparable balance in last year's inventory. The decrease in comparable inventory balances(without Jezebel) is a result of the management strategy of manufacturing and shipping goods as early as possible during the season, thereby avoiding the low margin sales and excess inventory that results from shipping late in the season. Due to the seasonal nature of the Company's business, inventory levels at December 31, 1997 and

June 30, 1997 are not comparable.

The Company has entered into an accounts receivable, inventory, seasonal overadvance and factoring services arrangement, which was amended as of June 23, 1997, with Heller Financial("Heller") pursuant to which the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of 0.60% with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivables and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables less reserves as determined by Heller, which advances bear interest at an annual rate of .375% over the prime rate established from time to time by Bank of America (8.50% at December 31, 1997). Additional interest of 1% is due on excess inventory levels, as defined, over short-term advances. Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and
(ii) up to 40% prior to October 31 and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less (iii) such reserves as Heller elects to establish.

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

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other information. None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

               10.1 Agreement for Purchase of Assets by and among the Sirena Apparel Group, Inc., Renee of Hollywood, Inc., and Susan Colman dated January 12, 1998. Schedules to this agreement have been omitted pursuant to rules of the Commission and will be furnished supplementally to the Commission upon request.

               10.2 Term Loan Agreement by and between The Sirena Apparel Group, Inc. and Heller Financial, Inc.

        (b) Reports on Form 8-K. None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE SIRENA APPAREL GROUP, INC.




Date:  May 14, 1998                 By /S/ WILLIAM B. SHAW
       ------------                   -------------------
                                        William B. Shaw
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                         Financial and Chief Accounting Officer)