Form 10-K405
period 1998-06-30
SIRENA APPAREL GROUP INC
filed 1998-09-28
CIK 925543

  As filed with the Securities and Exchange Commission on September 28, 1998.
================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 8, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Registrant, as reported on the Nasdaq National Market, was approximately $13,421,664, based upon the closing price of the Common Stock on that date.

Number of shares of Common Stock of the Registrant outstanding as of September 8, 1998: 5,019,391.

Portions of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant's 1999 annual meeting of stockholders, are incorporated by reference in Part III herein. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended June 30, 1998.

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
Item 1.    BUSINESS................................................................................1
                  General..........................................................................1
                  Strategy.........................................................................1
                         Develop a Diversified Portfolio of Swimwear and Resortwear................1
                         Expand Intimate Apparel...................................................2
                         Emphasize Fashion Innovation and Quality..................................2
                         Build Strong Relationships with Retail Customers..........................2
                         Achieve Operating Efficiencies............................................2
                         Expand Through Acquisitions...............................................3
                  Products.........................................................................3
                         Branded Swimwear..........................................................3
                         Private Label Swimwear....................................................4
                         Resortwear................................................................4
                         Intimate Apparel..........................................................4
                  Product Design...................................................................5
                  Manufacturing....................................................................5
                  Marketing........................................................................6
                  Bookings.........................................................................6
                  Competition  ....................................................................7
                  License Agreements...............................................................7
                         Anne Klein................................................................7
                         Liz Claiborne.............................................................8
                         Hang Ten..................................................................8
                  Employees    ....................................................................8

Item 2.    PROPERTIES .............................................................................8
                  Trademarks   ....................................................................8
                  Physical Properties..............................................................9

Item 3.    LEGAL PROCEEDINGS ......................................................................9

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................9

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.................10
                  Nasdaq Listing..................................................................10
                  Dividends    ...................................................................10

Item 6.    SELECTED FINANCIAL DATA................................................................11

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS .........................................................................12
                  Results of Operations...........................................................12
                         Fiscal 1998 Compared to Fiscal 1997......................................13
                         Fiscal 1997 Compared to Fiscal 1996......................................13
                         Fiscal 1996 Compared to Fiscal 1995......................................14
                  Variability of Quarterly Results and Seasonality................................15
                  Liquidity and Capital Resources.................................................16
                  Inflation.......................................................................17
                  Year 2000.......................................................................17
                  Factors That May Affect Future Results..........................................17

Item 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................20

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................20

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...20

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................20

Item 11.   EXECUTIVE COMPENSATION.................................................................20

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................20

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................20

Item 14.   EXHIBITS, FINANCIAL, STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................21

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE........................................................22

                                     PART I


ITEM 1.    BUSINESS

                  This Annual Report on Form 10-K contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Factors That May Affect Future Results."

GENERAL

                  The Sirena Apparel Group, Inc. (the "Company" or "Sirena") is a leading designer, manufacturer and marketer of branded and private label swimwear, resortwear and intimate apparel with product offerings to each principal segment of the women's market. The Company's branded products include the Anne Klein collection of designer swimwear, the Liz Claiborne collection of better contemporary swimwear, the Sirena collections of better misses' and better contemporary swimwear, the Hot Water collection of better junior's swimwear, the Rose Marie Reid collection of traditional misses' swimwear, the Sirena Kids collection of better children's swimwear, and the WearAbouts collection of resortwear. In August 1998, the Company introduced the Hang Ten collection of surfing-inspired swimwear for juniors and children. In addition, the Company's private label division provides value-priced swimwear and resortwear to national chain department stores and mass merchandisers under various labels. In February 1998, the Company acquired the Jezebel brand, a line of intimate apparel established in 1914. The Company's intimate apparel products are sold under both the Jezebel brand and the retailer's own brand names.

                  The Company believes that each established brand is among the leaders in its respective category and has achieved a high degree of brand recognition and customer loyalty. In addition, the Company believes that its brands are widely recognized for their fashionable styling, consistent fit and quality construction at prices tailored to specific market segments.

                  The Company's products are sold in prestige department stores (such as Bloomingdales, Lord & Taylor, Neiman Marcus, Nordstrom and Saks Fifth Avenue), traditional department stores (such as Belk, Dillards, May Department Stores and Federated Department Stores), apparel specialty stores (such as Swim & Sport), national chain department stores (such as JC Penney and Sears), mass merchandisers (such as Kmart and Wal-Mart), off-price retailers (such as Marshalls) and mail order catalogs (such as Eddie Bauer, Talbots and Victoria's Secret). The Company has leveraged its distribution network, fashion leadership and merchandising and manufacturing expertise in several ways, including the introduction of new brands and products. Branded swimwear accounted for approximately 57.5% of the Company's net sales in fiscal 1998, private label swimwear for approximately 24.9%, resortwear for approximately 12.7% and intimate apparel (based upon five months of results after the acquisition of the Jezebel brand) for approximately 4.9%.

STRATEGY

                  The Company's objective is to be a leading supplier of women's fashion swimwear and resortwear in the United States and of intimate apparel in selected market segments. Key elements of the Company's strategy include:

                  DEVELOP A DIVERSIFIED PORTFOLIO OF SWIMWEAR AND RESORTWEAR

                  The Company has developed a diversified portfolio of swimwear and resortwear that enables it to offer branded and private label products at varying price points through each principal channel of distribution. By offering a broad array of products for each principal market segment, the Company aims to be a "one-stop-shop" for swimwear and resortwear for its retail customers. The Company believes that opportunities exist to grow its branded lines, primarily through increased penetration of existing retail customers, both by increasing the sell-through of existing lines and by introducing new lines, such as Hang
Ten. The Company also intends to focus on achieving growth in its private label lines, through both increased penetration of existing retail customers and the addition of new retail customers.

                  The Company believes that its strategy of developing product lines for specific channels of distribution enhances its ability to maintain the integrity of its brands while reducing the fashion risk associated with any particular line.

                  EXPAND INTIMATE APPAREL

                  In February 1998, the Company acquired the Jezebel brand, a line of intimate apparel established in 1914. Industry sources estimate retail sales of intimate apparel in the United States to be approximately $7 billion per year, compared to $1.2 billion for swimwear. In addition, the Company believes that the intimate apparel business is substantially less seasonal than the swimwear industry and uses many of the same design and production techniques as the swimwear industry. Accordingly, the Company believes that intimate apparel provides an area for potential growth in sales and the opportunity for the Company to reduce the seasonality of its swimwear and resortwear business.

                  EMPHASIZE FASHION INNOVATION AND QUALITY

                  The Company believes that the success of its product lines is dependent, in large part, on its ability to continue to develop innovative fashions and design features capable of achieving broad consumer acceptance. The Company continuously updates its lines and develops new products in a combination of colors, fabrics and styles intended to enable retailers to make powerful merchandising statements in their display of the Company's products. The Company incorporates successful fashion elements from its own designer collections into its other branded and private label lines, which enables the Company to capitalize in a timely manner on key fashion trends. In addition to introducing entirely new fashion designs and features into each of its lines on an annual basis, the Company attempts to reduce its fashion risk by incorporating into each of its lines certain designs and features that have proven successful for the Company and the swimwear industry in the past. The Company's sales force continually monitors the sell-through of its products to determine and react to changing consumer preferences. With each of its product lines, the Company emphasizes fashionable styling, consistent fit and quality construction at prices tailored to specific market segments.

                  BUILD STRONG RELATIONSHIPS WITH RETAIL CUSTOMERS

                  Sirena builds and maintains close working relationships with its retail customers. The Company believes that such relationships enable it to better understand the needs of its retail customers and enhance its ability to develop products and marketing programs that can favorably affect the sales volume and profitability realized by both the Company and its retail customers. Furthermore, by developing these close working relationships, Sirena believes that it increases its importance to its retail customers as a major product resource. The Company also believes that such relationships facilitate the identification of marketing opportunities, design trends and shifting demographics based upon information provided by retail buyers. Sirena's ability to interact effectively with its retail customers is enhanced by the fact that many key members of the Company's senior management have significant prior experience as buyers of swimwear and other apparel for major department stores.

                  ACHIEVE OPERATING EFFICIENCIES

                  To provide retailers in various channels of distribution with products that can be designed and priced to deliver value to consumers, Sirena focuses on controlling its costs and achieving certain operating efficiencies. The Company employs a portfolio approach to manufacturing, using its own manufacturing operations as well as contractors both in the United States and in Mexico. This approach enables Sirena to maintain manufacturing flexibility, handle quick response requirements and pursue its goal of being the quality, low cost producer. As part of its continuing program to achieve manufacturing efficiencies and better serve customers, the Company currently is expanding its manufacturing facilities in Mexico and investing in additional management information systems and material handling systems. These investments include (i) the purchase of fully integrated manufacturing, order entry, distribution and finance software, (ii) the hiring of additional production personnel, and (iii) the installation of material requirement planning systems that enhance inventory management, electronic data interchange systems ("EDI") and advance shipping notice systems ("ASN") that enhance communication and service to select retail customers and computer-aided design systems that improve the capability and capacity of the design, pattern and grading functions. See "-- Marketing."

                  EXPAND THROUGH ACQUISITIONS

                  Sirena believes that consolidation within the apparel industry is creating opportunities for Sirena to acquire product lines and businesses that are complementary to those of the Company. Sirena intends to explore acquisition opportunities that may exist from time to time to expand its swimwear, resortwear and intimate apparel lines or to diversify its business into other segments of the apparel market where it believes that it may capitalize on its design, manufacturing, marketing and distribution expertise or further reduce the seasonality of its current business.

PRODUCTS

                  The Company participates in four areas of the women's apparel industry: branded swimwear, private label swimwear, resortwear and intimate apparel. Each product line has a unique combination of fashionable styling and quality construction appropriate to the prices prevailing in a specific distribution channel. The Company's products primarily target the women's, or "misses'," as opposed to the "junior's," market and include both constructed and unconstructed garments.

                  BRANDED SWIMWEAR

                  The Company's branded swimwear includes the Anne Klein collection of designer swimwear, the Liz Claiborne collection of better contemporary swimwear, the Sirena Signatures and Sirena Concepts collections of better misses' and better contemporary swimwear, the Rose Marie Reid collection of traditional misses' swimwear, the Hot Water collection of better junior's swimwear, and the Sirena Kids collection of better children's swimwear. In August 1998, the Company introduced the Hang Ten collection of surfing-inspired swimwear for junior's and children. Each established brand is among the leaders in its category and is widely recognized for its fashionable styling and quality construction. Branded swimwear accounted for 57.5% of the Company's net sales for fiscal 1998.

                  Anne Klein. Anne Klein & Company ("Anne Klein") has granted the Company the right to use certain Anne Klein trademarks in connection with the sale of women's designer bathing suits and related accessories in the United States of America. Although the Anne Klein collection is jointly developed by the Company and Anne Klein, the colors and styles of this collection are generally directly related to the sportswear collections designed by Anne Klein. This collection is characterized by fashion fabrics, including tricot and imported trim. As a result, the Anne Klein collection is intended to appeal to the fashion forward consumer and currently is sold in prestige department stores, traditional department stores and apparel specialty stores, including Bloomingdales, Lord & Taylor, Neiman Marcus, Nordstrom and Saks Fifth Avenue. Retail prices for the Anne Klein collection range from $40 to $122. This collection also includes selected items of resortwear coordinated by color or fabric to the swimwear, including cover-ups, kimono jackets and robes.

                  Liz Claiborne. Liz Claiborne, Inc. ("Liz Claiborne") has granted the Company the right to use the trademarks Liz Claiborne and Elisabeth in connection with the sales of women's designer swimsuits and related accessories in the United States of America and its territories and possessions, and Canada. In August 1997, the Company introduced the Liz Claiborne and Elisabeth collections of better contemporary swimwear. Elaborating on the sophisticated styling of Liz Claiborne sportwear, the Liz Claiborne and Elisabeth swimwear collections feature original designs and silhouettes in a signature color palette and include a broad range of swimwear and coordinating cover-ups from the modern classic to the sporty athletic look. Retail prices range from $70 to $110, and these collections are sold in prestige department stores, traditional department stores and apparel specialty stores, including Bloomingdales, Lord & Taylor, Belk, Dillards, May Department Stores and Federated Department Stores and overseas in Liz Claiborne stores.

                  Sirena. The Sirena collections consist of better misses' and better contemporary swimwear for women with an active, youthful attitude. These collections are characterized by quality construction and fashionable fabrics and styles. Retail prices range from $45 to $90, and the Sirena collections currently are sold in prestige department stores, traditional department stores and apparel specialty stores, including Bloomingdales, Lord & Taylor, Belk, Dillards, May Department Stores and Federated Department Stores. These collections also include selected items of resortwear coordinated by color or fabric to the swimwear, including T-shirts, caftans, cover-ups and anorak jackets.

                  Hot Water. In mid-1996, the Company launched the Hot Water brand of better junior's swimwear to provide merchandise for teenagers who were not previously targeted by the Company's product lines. Retail prices range from $24 to $40, and the Hot Water brand is sold in traditional department stores, apparel specialty stores and surf shops.

                  Rose Marie Reid. In May 1994, the Company acquired the trademarks relating to the Rose Marie Reid brand, which was established in 1937 and was a competitor of the Sirena brand. The Company has broadened the distribution of the Rose Marie Reid brand to include traditional department stores and apparel specialty stores. The Rose Marie Reid brand provides traditional department stores and apparel specialty stores with a leading brand name for the traditional misses' customer, thereby complementing the Sirena brand which is targeted towards a somewhat younger customer. Retail prices range from $36 to $70.

                  Sirena Kids. To expand the Company's branded swimwear portfolio to include fashion-oriented swimwear for girls and pre-teens, the Company launched Sirena Kids in mid-1995. The collection primarily uses selected silhouettes and fabrics from the Sirena collection. Retail prices for Sirena Kids range from $24 to $40, and the collection is sold in traditional department stores and apparel specialty stores.

                  Hang Ten. In August 1998, the Company introduced the Hang Ten collection of surfing-inspired swimwear for juniors and children. Retail prices range from $24 for a coverup to $74 for swimwear, and the collection is intended for traditional department stores, apparel specialty stores and surf shops.

                  PRIVATE LABEL SWIMWEAR

                  The Company provides its fashion, merchandising and manufacturing expertise to national chain department stores and mass merchandisers through its private label swimwear. Such products are designed by the Company using the fashion inspiration provided by the Company's branded swimwear and are characterized by the use of simplified construction, fewer embellishments, lower cost fabrics and lower cost domestic and foreign cutting and sewing contractors. Retail prices for private label swimwear range from $16 to $30. Private label swimwear accounted for 24.9% of the Company's net sales for fiscal 1998.

                  RESORTWEAR

                  The Company's resortwear, currently consisting of jackets, pants, shorts, tops, cover-ups, rompers, dresses and jumpsuits, is sold under the WearAbouts brand name primarily in swimwear departments to complement the Company's swimwear and to enhance the consumer's contemporary leisure lifestyle. Retail prices range from $18 for a cover-up to $80 for a romper. Resortwear accounted for 12.7% of the Company's net sales for fiscal 1998. The Company continues to expand the product offerings and distribution channels of its resortwear in the same manner as it previously expanded its swimwear and, thereby, aims to maximize growth and minimize risk by reducing the seasonality of the Company's business.

                  INTIMATE APPAREL

                  In February 1998, the Company acquired the Jezebel brand, a line of intimate apparel established in 1914. The Company's intimate apparel products, currently consisting of shapewear, sleepwear and daywear, is sold under both the Jezebel brand and the retailer's own brand names to prestige department stores, traditional department stores, apparel specialty stores and catalog marketers. The Company's offerings emphasize specialty products, including figure-enhancing designs, characterized by quality construction and fit. Retail prices range from

$25 to $50. The Company believes that intimate apparel provides an area for potential growth in sales and the opportunity for the Company to reduce the seasonality of its swimwear and resortwear business.

PRODUCT DESIGN

                  The Company produces one swimwear line annually, except for the Anne Klein brand for which two lines are produced, the Preview and Cruise lines. The Preview line, which accounts for approximately 2% of the Company's net sales of the Anne Klein brand, is shown in January and February and shipped in May and June. The Cruise line, which accounts for approximately 98% of the Company's net sales of the Anne Klein brand, is shown primarily between July and January and shipped primarily between January and April. The Company uses the Preview line to test the response of retailers and consumers to its new product offerings.

                  The Company's merchandising staff determines market trends by visiting retail stores and trade shows throughout the United States and Europe, studying fashion trends in swimwear, sportswear and lingerie and consulting with the Company's sales force, buyers for retail stores and representatives of textile suppliers and mills. Based upon such research, the merchandising staff selects the styles, fabrics and colors for each new product line. The design staff then prepares concept boards containing proposed designs and fabric selections which are reviewed both within the Company and, on occasion, with major customers. The production staff then determines whether each item can be manufactured within the line's established cost structure, prepares a working prototype of each garment and finalizes the design and production patterns ensuring the high standards of the "Sirena" fit. The Company's sales force actively monitors the sell-through of each product to determine changes in consumer preferences. In recent years, the Company has acquired computer-aided design systems for each of its design studios that enable designers to more rapidly and inexpensively try innovative design concepts.

MANUFACTURING

                  Orders for the Company's branded products generally are received up to three months prior to the scheduled shipping date, compared to five months for the Company's private label products. Furthermore, the Company seeks to manufacture its products based primarily on orders. The time required from the decision to manufacture an order to the shipment of the order is approximately six weeks if the fabric is in stock and approximately ten to twelve weeks if the fabric is not in stock.

                  In fiscal 1998, the Company cut approximately 35% and sewed approximately 50% of its products in its own facilities and used four contractors who cut primarily for the Company, to cut approximately 65% of its products and three contractors to sew approximately 20% of its products. The balance of the Company's products in fiscal 1998 were sewn by 20 sewing contractors in the Los Angeles area and four sewing contractors in Mexico. The use of its own facilities permits the Company to maintain the high quality of its products, reduce fabric waste and respond more quickly to the demands of retailers.

                  In September 1995, the Company established a swimwear manufacturing facility in leased premises in Sonora, Mexico to support the growth of the Company's private label swimwear business and enhance the Company's capacity for quality, low cost production. In January 1997, the Company established a resortwear manufacturing facility in leased premises in Sonora, Mexico to support the continuing growth of this division. In July 1998, American Industries, Inc. ("AII"), a corporation controlled by Howard Hedinger, a principal stockholder and a director of the Company, acquired the premises containing the Mexican swimwear manufacturing facilities. The Company and AII currently are renegotiating the terms of the Company's lease of these premises and the terms upon which AII will expand these premises for the production of resortwear, Rose Marie Reid swimwear and intimate apparel.

                  The Company believes that the use of contractors enables it to reduce capital expenditures, more efficiently employ its facilities, particularly in light of the seasonality of the swimwear business, and reduce the costs associated with a larger production force. Although the Company has no master manufacturing agreements with any of its domestic or foreign contractors and competes with other apparel companies for production capacity, the Company believes that its relationships with its contractors are satisfactory and that alternative domestic or foreign sources of cutting and sewing services are readily available.

                  Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal or state labor laws by one of the Company's contractors can result in the Company being subject to fines and the Company's goods which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. To date, the Company's contractors have not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, certain of the Company's customers require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

                  The Company has an extensive quality control program to maintain the consistent fit and quality of its products. The Company's staff of quality control inspectors monitors sewing quality and fit throughout the production process at its in-house production facilities, as well as at its contractors, to ensure that the Company's specifications and tolerances are met. Each finished garment is inspected prior to shipment to the Company's warehouse.

                  The principal fabrics used in the Company's products are raschel, tricot, pique, terry and cotton, 95% of which currently is acquired from suppliers and textile mills located in the United States. The Company purchased 22% and 11% of its total requirements in fiscal 1998 from H. Warshaw & Sons and Liberty Fabrics, respectively. No other source accounted for more than 10% of the Company's fabric purchases for fiscal 1998. Although the Company has no long-term agreements with any of its fabric suppliers and competes with other apparel companies for fabric, the Company believes that its relationships with its suppliers are satisfactory and that alternative sources of fabric are readily available.

MARKETING

                  The Company sells its products through eight account executives and 11 independent sales representatives located in six showrooms across the United States. No sales representative markets directly competitive products manufactured by others. The Company's products are sold in prestige department stores (such as Bloomingdales, Lord & Taylor, Neiman Marcus, Nordstrom and Saks Fifth Avenue), traditional department stores (such as Belk, Dillards, May Department Stores and Federated Department Stores), apparel specialty stores (such as Swim & Sport), national chain department stores (such as JC Penney and Sears), mass merchandisers (such as Kmart and Wal-Mart), off-price retailers (such as Marshalls) and mail order catalogs (such as Eddie Bauer, Talbots and Victoria's Secret). The Company's ten largest customers accounted for an aggregate of 52% of the Company's net sales for fiscal 1998. May Department Stores accounted for 15% of the Company's net sales for fiscal 1998, and no other customer accounted for more than 10% of such sales.

                  In fiscal 1998, the Company continued to expand EDI, Quick Response and ASN with selected retail accounts. EDI permits the computerized placement of orders, billing and exchange of information, including current inventory levels and selling trends, between the Company and its customers. Quick Response is a program in which the Company commits to shipping selected styles within 72 hours of order. This program enables a retailer to maintain a full size range of a featured style and turn its inventory faster, thereby encouraging the retailer to commit to the selected styles. ASN is a computerized system that permits the customer to determine the status of each order, including the anticipated shipping date.

BOOKINGS

                  The Company's booking of orders was approximately $18,500,000 at September 8, 1998 compared to approximately $16,200,000 at September 8, 1997, an increase of 14%. All such 1998 bookings are for shipment before May 15, 1999. In general, bookings may be canceled by the customer only in the event of late delivery or delivery of non-conforming goods, although cancellation for other reasons occurs from time to time.

The Company generally has not experienced difficulty in shipping orders by the dates requested by its customers. This increase in bookings is a function of the timing of receipt of the bookings and of stronger acceptance of the Company's products by the marketplace. The peak booking period runs from November through April and the receipt of bookings may fluctuate from year to year. Accordingly, year-to-date bookings are not necessarily indicative of annual bookings. In addition, the amount of bookings manufactured and shipped during any period is highly dependent on the season and on various other factors and, accordingly, the amount of bookings at any date is not necessarily indicative of actual shipments. Further, returns and allowances have ranged between 7% and 15% of gross sales during the last three fiscal years.

COMPETITION

                  Each segment of the women's apparel industry in which the Company offers products is highly competitive. The Company competes with numerous apparel manufacturers, including those with their own retail stores, as well as department stores, retail chains and mass merchandisers, including certain of the Company's customers, which sell apparel under their own labels. In the women's swimwear industry, the Company's principal competitors include Authentic Fitness Corporation which markets under the Anne Cole(R), Cole of California(R) and Catalina(R) brand names, among others, VF Corporation which markets under the Jantzen(R) brand name and Apparel Ventures, Inc. which markets under the La Blanca(R) and Sessa(R) brand names. In the intimate apparel industry, the Company's principal competitors include Warnaco Group Inc. which markets under the Calvin Klein(R), Warners(R) and Olga(R) brand names and VF Corporation which markets under the Vanity Fair(R), Best Form(R) and Vassarette(R) brand names. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources, including greater brand awareness, than the Company.

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

LICENSE AGREEMENTS

                  ANNE KLEIN

                  Anne Klein has granted the Company the right to use the trademarks Anne Klein, Anne Klein II and the "lion's head" design in connection with the sale of women's designer bathing suits and related accessories in the United States of America and its territories and possessions. This license first was granted in 1987, subsequently was renewed in 1990 and 1993 and was amended and restated effective July 1, 1995. The license currently terminates on December 31, 1999. The license may be terminated earlier by Anne Klein under certain circumstances, including the Company's failure to pay certain guaranteed minimum royalties, the acquisition of a controlling interest in the Company, or a change in management of the Company. No assurance can be given that the Company will continue to achieve the required minimum sales levels. The designs, materials, fabrication, labels and packaging of the Anne Klein collection must be approved by, and are the sole property of, Anne Klein, and the Anne Klein collection must include the number of styles determined by Anne Klein. The Company is required to spend specified minimum amounts on advertising for the collection, and all creative elements of such advertising are developed and controlled by Anne Klein. The collection may be sold only in retail outlets approved by Anne Klein. In consideration of the license and design services, the Company pays Anne Klein a royalty based upon the net sales of the collection. The Company is prohibited from manufacturing or marketing women's swimwear bearing the name of any other well known American designer of high end products, other than Liz Claiborne. Anne Klein has the right to use the Anne Klein trademarks in connection with women's bathing suits and related accessories contained in its collection or a couture or limited edition line.

                  LIZ CLAIBORNE

                  In 1997, Liz Claiborne granted the Company the right to use the trademarks Liz Claiborne and Elisabeth in connection with the sale of women's designer bathing suits and related accessories in the United States of America and its territories and possessions, and Canada. The license currently terminates on June 30, 2000. The license may be terminated earlier by Liz Claiborne under certain circumstances, including the Company's failure to achieve minimum annual sales levels, the Company's failure to pay certain guaranteed minimum royalties, the acquisition of a controlling interest in the Company or a change in management of the Company. No assurance can be given that the Company will continue to achieve the required minimum sales levels. The designs, materials, fabrication, labels and packaging of the Liz Claiborne and Elisabeth collections must be approved by, and are the sole property of, Liz Claiborne and must include the number of styles determined by Liz Claiborne. The Company is required to spend specified minimum amounts on advertising for the collections, and all creative elements of such advertising are developed with and controlled by Liz Claiborne. The collections may be sold only in retail outlets approved by Liz Claiborne. In consideration for the license and design services, the Company pays Liz Claiborne a royalty based upon the net sales of the collections. The Company is prohibited from manufacturing or marketing women's swimwear bearing the name of any other well known American designer of high end products, other than Anne Klein.

                  HANG TEN

                  In 1998, International Licensing (California) Corp. ("ILC"), the licensing agent for Hang Ten International, Inc., granted the Company the right to use the trademarks Hang Ten and the Hang Ten bare foot logo in connection with the sale of junior's swimwear and swimwear related cover-ups in the United States of America and its territories and possessions (including Puerto Rico, Guam, and all U.S. military bases worldwide). The license currently terminates on December 31, 2001. The license may be terminated earlier by ILC under certain circumstances, including the Company's failure to achieve minimum annual sales levels and the Company's failure to pay certain guaranteed minimum royalties. No assurance can be given that the Company will achieve the minimum sales levels in the future. The Company is required to submit samples of its advertising, sales and promotional materials and samples of its products to ILC for its prior approval. ILC may use any of the features or styling that the Company uses in its licensed Hang Ten products under license agreements with third parties. The Company is also required to spend specified minimum amounts on advertising for the Hang Ten licensed products, and those products may only be sold in stores that are considered to be "up market" stores. In consideration for the license, the Company pays ILC a royalty based upon the net shipments (as defined in the license) of the licensed products.

EMPLOYEES

                  At September 8, 1998, the Company had 569 full-time employees in the United States and Mexico, of whom three were engaged in corporate management, 22 in administration, eight in merchandising and design, 32 in pattern and sample making, 48 in production supervision, 16 in quality control, ten in cutting, 338 in sewing, 42 in sales and customer service, four in management information systems and 46 in warehousing and shipping. The Company's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.

ITEM 2.    PROPERTIES

TRADEMARKS

                  Sirena, Sirena II, Hot Water, Rose Marie Reid, Sirena Kids, WearAbouts, Sirena Signatures, Coco Beach, Jezebel, Sirena Concepts and various private label trademarks are trademarks of the Company and some are registered in certain foreign countries. Rose Marie Reid, Sirena II, Hot Water and WearAbouts are federally registered trademarks in the United States, and Sirena, Sirena Signatures and Coco Beach are pending federal registration. The Company regards these trademarks as valuable assets and believes that they are an important factor in marketing its products. It is the policy of the Company to defend vigorously these trademarks against infringement.

                  Anne Klein and Anne Klein II are federally registered trademarks of Anne Klein in the United States. Liz Claiborne and Elisabeth are federally registered trademarks of Liz Claiborne in the United States. Hang Ten and the Hang Ten bare feet logo are federally registered trademarks of Hang Ten International, Inc. in the United States. Under the Company's license agreements, Anne Klein, Liz Claiborne and Hang Ten International, Inc. (and its licensing agent) have the sole right to defend their respective trademarks against infringement.

PHYSICAL PROPERTIES

                  The Company's principal executive offices and warehouse are located in South El Monte, California. These premises contain approximately 93,000 square feet, of which 15,000 square feet are used for administrative offices, 45,000 square feet are used for manufacturing and 33,000 square feet are used as a warehouse, and are leased from an independent third party under leases which expire on October 31, 1999. The annual rent on such premises is $464,000 subject to a cost-of-living adjustment in alternate years which commenced on November 1, 1991. In addition, the Company leases showrooms in New York, Miami, Chicago, Boston and Los Angeles and factory buildings in San Luis and Sonora, Mexico.

         In July 1998, American Industries, Inc. ("AII"), a corporation controlled by Howard Hedinger, a principal stockholder and a director of the Company, acquired the premises containing the Company's swimwear manufacturing facilities located in Sonora, Mexico. The Company and AII currently are renegotiating the terms of the Company's lease of these premises and the terms upon which AII will expand these premises for the production of resortwear, Rose Marie Reid swimwear and intimate apparel.

ITEM 3.    LEGAL PROCEEDINGS

                  The Company is involved from time to time in litigation incidental to the conduct of its business, The Company does not believe that any such litigation currently pending will have a materially adverse effect on its financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended June 30, 1998.

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

Fiscal 1997                                                      Sales Prices
                                                           ------------------------
                                                              Low           High
                                                           ---------      ---------
         First Quarter                                     $    2.13      $   3.13
         Second Quarter                                         2.13          2.94
         Third Quarter                                          2.50          3.50
         Fourth Quarter                                         3.00          3.75

Fiscal 1998
         First Quarter                                     $    2.63      $   4.25
         Second Quarter                                         3.31          4.38
         Third Quarter                                          3.13          5.63
         Fourth Quarter                                         4.88          8.00

Fiscal 1999
         First Quarter (through September 8, 1998)         $    4.625     $   7.38

                  On September 8, 1998, the closing price of the Company's Common Stock as reported on the Nasdaq National Market was $4.88. Stockholders are urged to obtain current market quotations for the Common Stock. As of September 8, 1998, there were approximately 14 stockholders of record of the Company.

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


                                                                            Year Ended June 30,
                                                  -------------------------------------------------------------------------
                                                      1994          1995           1996            1997            1998
                                                  -------------------------------------------------------------------------
                                                         (In thousands, except share and per share amounts)
STATEMENT OF OPERATIONS DATA
Net sales                                         $    38,932    $    49,206    $    49,206     $    43,732     $    51,042
Cost of goods sold                                     26,751         34,010         38,390          31,393          32,963
                                                  -----------    -----------    -----------     -----------     -----------
Gross profit                                           12,181         15,196         10,816          12,339          18,079
Selling, general and                                    9,633         10,893         14,030          13,124          14,627
  administrative expenses
Depreciation and amortization                             204            241            274             284             375
                                                  -----------    -----------    -----------     -----------     -----------
Income (loss) before interest and income taxes          2,343          4,062         (3,488)         (1,069)          3,077
Interest expense                                        1,417          1,033            908             896             755
                                                  -----------    -----------    -----------     -----------     -----------
Income (loss) before income taxes                         926          3,030         (4,396)         (1,965)          2,322
Income taxes                                               25            142             15              20              90
Net income (loss)                                 $       901          2,888    $    (4,411)    $    (1,985)    $     2,232
                                                  ===========    ===========    ===========     ===========     ===========
Net income (loss) per common share(1)
         Basic                                    $      0.52    $      0.97    $     (1.05)    $     (0.43)    $      0.47
                                                  ===========    ===========    ===========     ===========     ===========
         Diluted                                  $      0.52    $      0.93    $     (1.05)    $     (0.43)    $      0.46
                                                  ===========    ===========    ===========     ===========     ===========
Weighted average common shares outstanding(1)
         Basic                                      1,743,971      2,968,971      4,205,946       4,649,230       4,700,514
                                                  ===========    ===========    ===========     ===========     ===========
         Diluted                                    1,743,971      3,104,255      4,205,946       4,649,230       4,806,924
                                                  ===========    ===========    ===========     ===========     ===========



                                                                                    June 30,
                                                      --------------------------------------------------------------
                                                      1994         1995          1996          1997           1998
                                                      --------------------------------------------------------------
                                                                                (In thousands)
BALANCE SHEET DATA

Working capital                                       $ 1,410      $ 6,120       $ 9,900       $ 8,013       $ 9,177
Total assets                                           10,372       14,738        18,678        16,688        22,030
Total current liabilities                               4,164        3,885         3,858         3,766         5,226
Long-term debt, less current maturities                 3,611           86            50           138           312
Stockholders' equity                                    2,596       10,768        14,770        12,784        16,492

---------------

(1) The earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This Annual Report on Form 10-K contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in "--Factors That May Affect Future Results."

RESULTS OF OPERATIONS

                  The following table sets forth, for the periods indicated, the percentage which certain items in the statements of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                        Percent of Net Sales                          Percentage Dollar
                                                      Fiscal Year Ended June 30,                      Increase (Decrease)
                                               ----------------------------------------       --------------------------------
                                                                                               1995 and    1996 and   1997 and
                                                1995       1996        1997        1998        1996        1997       1998
                                                ----       ----        ----        ----        ----        ----       --------
Net Sales                                      100.0%     100.0%       100.0%      100.0%         --%     (11.1%)      16.7%
                                               -----      -----        -----       -----
Cost of goods sold                              69.1       78.8         71.8        64.6        12.9      (18.2)        5.0
                                               -----      -----        -----       -----
Gross profit                                    30.9       22.0         28.2        35.4       (28.9)      14.1        46.5
Selling, general and administrative
  expenses                                      22.1       28.5         30.0        28.7        28.8       (6.5)       11.5
Depreciation and amortization(1)                 0.5        0.6          0.7         0.7        13.7        3.7        32.0
                                               -----      -----        -----       -----
Income (loss) before interest and income
  taxes                                          8.3       (7.1)        (2.5)        6.0      (185.9)      69.4       387.8
Interest expense                                 2.1        1.8          2.0         1.5       (12.1)      (1.3)      (15.7)
                                               -----      -----        -----       -----
Income (loss) before income taxes                6.2       (8.9)        (4.5)        4.5      (245.1)      55.3       218.1
Income taxes                                     0.3        0.1          0.05        0.2       (89.40)     33.3       350.0
                                               -----      -----        -----       -----
Net income (loss)                                5.9%      (9.0%)       (4.5%)       4.3%     (252.7%)     55.0%      212.4%


--------------

(1)   See Note 2 of Notes to Consolidated Financial Statements.

The following table sets forth, for the periods indicated, the percentage which net sales for each division bears to the Company's aggregate net sales.


                                                        Year Ended June 30,
                                  ---------------------------------------------------------------
                                  1995               1996                1997               1998
                                  ----               ----                ----               ----
Branded                           62.7%              58.3%               60.4%              57.5%
Resortwear                        10.9               11.2                13.6               12.7
Private label                     26.4               30.5                 2.6               24.9
Intimate Apparel                    --                 --                  --                4.9
                                  ----               ----                ----               ----
Total                              100%               100%                100%               100%
                                  ====               ====                ====               ====

                  FISCAL 1998 COMPARED TO FISCAL 1997

                  Net Sales. Net sales increased from $43,732,000 in fiscal 1997 to $51,042,000 in fiscal 1998, an increase of 16.7 %, due primarily to (i) an increase in the average price of each of the Company's swimwear and resortwear lines, (ii) sales of Liz Claiborne swimwear and Jezebel intimate apparel for which there were no sales in fiscal 1997 and (iii) an increase in early season orders of the Sirena brand at full price as a result of improved retail sales performance in the latter part of fiscal 1997.

                  Gross Profit. Gross profit increased from $12,339,000 (28.2% of net sales) in fiscal 1997 to $18,079,000 (35.4% of net sales) in fiscal 1998, an increase of 46.5%, due primarily to (i) the Company's efforts to accelerate orders to earlier in the year and to reduce orders in the latter part of the year, which later orders generally are subject to end-of-season discounting by the retailer, (ii) an increase in emphasis on branded products which generally have a higher gross profit margin than private label products, (iii) the introduction of the Jezebel line of intimate apparel which replaced generally off-priced swimwear sales in the latter part of the year, (iv) an increase in the average price of the Sirena brand following its improved retail sales performance in the latter part of fiscal 1997 and (v) more favorable manufacturing costs as a result of the hiring of additional production management personnel.

                  Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased from $13,408,000 (30.7% of net sales) in fiscal 1997 to $15,002,000 (29.4% of net sales) in fiscal 1998, an increase of 11.9%. The increase in such expenses was due primarily to (i) the introduction of the Liz Claiborne line of swimwear, the Jezebel line of intimate apparel and the Hang Ten line of surfing-inspired swimwear, (ii) expenses associated with certain employee severance arrangements, (iii) the hiring of a Chief Operating Officer and additional production management personnel and (iv) an increase in bonuses as a result of the substantial improvement in the Company's results of operations. The increase was partially offset by (i) the net settlement of litigation in fiscal 1997 and (ii) cost savings resulting from the abandonment of a consulting agreement with a former director.

                  Interest Expense. Interest expense declined from $896,000 (2.0% of net sales) in fiscal 1997 to $755,000 (1.5% of net sales) in fiscal 1998, a decrease of 15.7%, due primarily to (i) the Company's effort to accelerate orders to earlier in the year and, thereby, reduce its reliance on its inventory line of credit and (ii) the reduction of swimwear inventory at year end. The reduction in year end swimwear inventory was offset by the Company's inventory of intimate apparel, which was introduced in fiscal 1998, and an increase in year end work-in-process to support the Company's effort to accelerate orders to earlier in fiscal 1999.

                  Net Income. As a result of the foregoing factors, net income increased from a loss of $1,985,000 ($0.43 per share loss) in fiscal 1997 to income of $2,232,000 ($0.46 per share) in fiscal 1998.

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

                  Gross Profit. Gross profit increased from $10,816,000 (22.0% of net sales) in fiscal 1996 to $12,339,000 (28.2% of net sales) in fiscal 1997, an increase of 14.1%. The increase in gross profit and gross margin resulted from (i) improved capacity utilization of the Company's manufacturing facilities, (ii) expanded production levels of the Company's lower cost facility in Mexico, and (iii) an additional inventory reserve provision of $600,000 in fiscal 1997 compared to an additional inventory provision of $1,600,000 in fiscal 1996.

                  Selling, General, and Administrative Expenses. Selling, general and administrative expenses declined from $14,304,000 (29.1% of net sales) in fiscal 1996 to $13,408,000 (30.7% of net sales) in fiscal 1997, a decrease of 6.3%. The decrease in such expenses resulted from (i) lower advertising expenses relating to a reduction in co-operative advertising commitments as well the costs of a national print advertising campaign in fiscal 1996 for which there was no comparable expenditure in fiscal 1997, (ii) lower distribution expenses resulting from improved efficiency levels and lower sales volume, (iii) headcount reductions effected in late fiscal 1996 whose financial impact was fully realized in fiscal 1997, and (iv) legal expenses offset by the net settlement of litigation in fiscal 1997. The decrease was partially offset by additional expenses related to the abandonment of a consulting agreement with a former board member, and development costs related to the introduction of the Liz Claiborne swimwear brand, for which there were no comparable expenses in fiscal 1996. The increase in selling, general and administrative expenses as a percentage of net sales resulted primarily from lower net sales in fiscal 1997 as compared to fiscal 1996.

                  Interest Expense. Interest expense declined from $908,000 (1.8% of net sales) in fiscal 1996 to $896,000 (2.0% of net sales) in fiscal 1997, a decrease of 1.3%. The decrease resulted primarily from lower average borrowings in fiscal 1997, driven by a reduction in year over year ending inventory.

                  Net Loss. As a result of the foregoing factors, net loss declined from $4,411,000 ($1.05 per common share) for fiscal 1996 to net loss of $1,985,000 ($0.43 per common share) for fiscal 1997. Both periods reflect a nominal tax rate.

                  FISCAL 1996 COMPARED TO FISCAL 1995

                  Net Sales. Net sales remained unchanged at $49,206,000 for fiscal 1995 as compared to $49,206,000 for fiscal 1996. Changes in the components of net sales included (i) a 6.4% decrease in the revenue of the branded division resulting from adverse weather conditions in the Spring of 1996 which reduced consumer traffic and limited reorders of branded merchandise, (ii) a 14.3% increase in the revenue of the private label division, resulting from increased market penetration into the existing account base, and (iii) a 3.7% increase in the resortwear division resulting from the greater importance of the resortwear category at the Company's major retail accounts.

                  Gross Profit. Gross profit declined from $15,196,000 (30.9% of net sales) in fiscal 1995 to $10,816,000 (22% of net sales) in fiscal 1996, a decrease of 28.8%, due to a decrease in gross profit margin. The decrease in gross profit margin was due primarily to (i) a reduction in regular priced reorders due to reduced consumer traffic in the Spring of 1996 as a result of adverse weather conditions, (ii) additional reserves provided for inventory of end of season merchandise of $1,600,000 due to lower than historical wholesale prices for close-out merchandise after the merger of two of the Company's largest off-price retail customers, (iii) the unilateral cancellation of a Mexican production contract by the contractor which caused the Company to source elsewhere, including domestically, at additional cost, and (iv) a sales mix which included an increase in sales of the private label division which generally has a lower gross profit margin than the Company's branded products.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $11,134,000 (22.6% of net sales) in fiscal 1995 to $14,304,000 (29.1% of net sales) in fiscal 1996, an increase of 28.5%. This increase in such expenses consisted primarily of (i) increased costs associated with the expansion of the Company's distribution operations, (ii) costs associated with the launch in fiscal 1996 of the A-Line Anne Klein and Sirena Kids divisions, and (iii) costs of a national print advertising campaign for which there was no comparable expenditure in fiscal 1995.

                  Interest Expense. Interest expense decreased from $1,033,000 (2.1% of net sales) in fiscal 1995 to $908,000 (1.8% of net sales) in fiscal 1996, a decrease of 12.1%, due primarily to use of the proceeds from the secondary public stock offering in November 1995, partially offset by additional working capital requirements.

                  Net Income. As a result of the foregoing factors, net income declined from $2,888,000 ($0.93 per common share) in fiscal 1995 to a net loss of $4,411,000 ($1.05 per common share loss) in fiscal 1996. Net income in fiscal 1995 reflected a 4% tax rate, and the utilization of operating loss carry forwards, compared to a nominal tax rate in fiscal 1996.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

                  The Company has experienced, and expects to continue to experience, variability in its net sales and operating results on a quarterly basis. The Company believes the factors which influence this variability include
(i) the timing of the Company's introduction of new apparel lines, (ii) the level of consumer acceptance of each new line, (iii) general economic and industry conditions that affect consumer spending and retailer purchasing, (iv) the timing of the placement or cancellation of a customer orders, (v) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vi) the weather and (vii) actions of competitors. Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance. The Company has sought to reduce this variability by diversifying its brand names and distribution channels, expanding its resortwear offerings and introducing intimate apparel. See "--Factors That May Affect Future Results -- Variability of Quarterly Results."

                  In addition, the Company's swimwear business is highly seasonal. For fiscal 1998, 46.1% of the Company's net sales were generated in the third fiscal quarter. If the Company's sales during the third quarter are materially below seasonal norms, the Company's operating results could be materially and adversely affected. The Company has sought to reduce the effect of this seasonality by (i) increasing sales of resortwear products which generally are less seasonal than branded swimwear, (ii) reducing excess production capacity and increasing overhead absorption by scheduling the manufacturing of private label swimwear into the slower first quarter of the fiscal year and (iii) introducing intimate apparel products which generally are less seasonal than swimwear and resortwear. The Company has traditionally generated an operating loss in its first fiscal quarter due to limited retailer demand in advance of the slower Fall selling season. The Company anticipates that these first quarter losses will continue and may increase in the foreseeable future.

                                                              Three Months Ended
                       -----------------------------------------------------------------------------------------
                          Sept. 30,      Dec. 31,       March 31,      June 30,       Sept 30,        Dec. 31,
                            1996           1996           1997           1997           1997            1997
                       -----------------------------------------------------------------------------------------
                                                        (In thousands, except share and per share amounts)
Net sales              $     2,185     $     7,042    $    18,207    $    16,298     $     1,533     $     9,627
Gross profit                    54           2,773          6,679          2,832               7           4,098
Income (loss) from          (2,101)            465          2,520         (1,953)         (2,200)            750
    operations
Net income (loss)           (2,243)            214          2,254         (2,210)         (2,235)            592
                       ===========     ===========    ===========    ===========     ===========     ===========
Net income (loss)
   per common share
   Basic               $     (0.48)    $      0.05    $      0.48    $     (0.48)    $     (0.48)    $      0.13
                       ===========     ===========    ===========    ===========     ===========     ===========
   Diluted             $     (0.48)    $      0.05    $      0.48    $     (0.48)    $     (0.48)    $      0.13
                       ===========     ===========    ===========    ===========     ===========     ===========

Weighted average
    common shares
    outstanding
    Basic                4,649,230       4,649,230      4,649,230      4,649,230       4,649,230       4,649,230
                       ===========     ===========    ===========    ===========     ===========     ===========
    Diluted              4,649,230       4,649,230      4,649,230      4,649,230       4,649,230       4,695,462
                       ===========     ===========    ===========    ===========     ===========     ===========

                             Three Months Ended
                       ------------------------------
                        March 31,          June 30,
                             1998            1998
                       ------------------------------

Net sales                  $    23,520    $    16,362
Gross Profit                     9,362          4,612
Income (loss) from               4,192            335
    operations
Net income (loss)                3,794             81
                           ===========    ===========
Net income (loss)
   per common share
   Basic                   $      0.82    $      0.02
                           ===========    ===========
   Diluted                 $      0.80    $      0.02
                           ===========    ===========

Weighted average
    common shares
    outstanding
    Basic                    4,649,230      4,854,257
                           ===========    ===========
    Diluted                  4,736,060      5,143,501
                           ===========    ===========

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary need for funds has been to finance its growth in receivables and inventory, the development of new product lines and the improvement of its operating, manufacturing and customer service capabilities. The Company has financed its working capital requirements from its cash flow from operations, advances drawn under its factoring and revolving credit arrangements and proceeds from its initial public offering in 1994 and secondary public offering in November 1995. The Company believes that its present sources of working capital will enable it to finance its current and anticipated growth in sales for the foreseeable future.

                  Net cash used in operating activities for fiscal 1998 was $912,000, compared to $517,000 provided by operating activities for fiscal 1997. At June 30, 1998, working capital was approximately $9,177,000, compared to $8,013,000 at June 30, 1997.

                  The Company's inventory generally is highest during November through April as it prepares for and enters its principal selling season, and advances under its credit facilities generally are highest during January through April. Inventory increased from $4,251,000 at June 30, 1997 to $7,016,000 at June 30, 1998, an increase of 65.0%, as a result of (i) the aggressive liquidation of prior season inventory in fiscal 1997, and (ii) the Company's inventory of intimate apparel, which was introduced in fiscal 1998, and an increase in year end work-in-process to support the Company's effort to accelerate orders to earlier in fiscal 1999.

                  The Company has entered into an accounts receivable, inventory, seasonal overadvance and factoring services arrangement, which was amended as of June 23, 1997, with Heller Financial ("Heller") pursuant to which the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of 0.60% with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivables and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables less reserves as determined by Heller, which advances bear interest at an annual rate of 0.375% over the prime rate established from time to time by Bank of America (8.5% at June 30, 1998). Additional interest of 1% is due on excess inventory levels, as defined, over short-term advances. Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and (ii) up to 40% prior to October 31 and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less (iii) such reserves as Heller elects to establish.

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

                  The balance of advances from the factor was $4,268,000 at June 30, 1998, compared to $3,532,000 at June 30, 1997. At June 30, 1998, the amount payable to the Company for factored receivables upon the collection thereof less the amount of outstanding advances to the Company (the "amount due from factor") was $7,004,000, compared to $6,276,000 at June 30, 1997. The Company bears the entire risk of non-approved receivables which increased from $339,000 at June 30, 1997 (3.5% of gross receivables due from factor) to $971,000 at June 30, 1998 (8.6% of gross receivables due from factor).

                  Capital expenditures for the investment in additional management information and material handling systems totaled $200,000 in 1998, and the Company anticipates such expenditures will total $400,000 in 1999. For information on the Company's anticipated capital expenditures with regard to its Year 2000 compliance program, see "--Year 2000" below.

INFLATION

                  The Company does not believe that the relatively moderate rates of inflation in the past three years have had a significant effect on its net sales or its profitability. Historically, the Company has been able to offset any inflationary effect by either increasing prices or improving cost efficiencies.

YEAR 2000

                  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities which may have a material adverse effect on the Company's financial condition, results of operations or liquidity. At this time, the Company is unable to predict with any certainty the estimated lost revenue the Company may experience as a result of such failure or disruption.

                  Following a comprehensive study of the Company's current systems and future system requirements, the Company initiated a program in October 1997 to update or replace existing systems with enhanced hardware and software applications. The objectives of the new program are to achieve competitive benefits for the Company, as well as assuring that all systems are Year 2000 compliant. Implementation of this program is expected to require expenditures of approximately $1,100,000 and to be completed in three phases by March 30, 1999, of which the first phase has already been completed. The first phase of the program, which involved updating the Company's financial systems, was completed by August 30, 1998 at a cost of $450,000. The second phase involves updating or replacing the Company's systems relating to distribution and manufacturing and is expected to be completed by October 1, 1998 at a cost of $410,000. Under the third and final phase of the program, which is expected to be completed by March 30, 1999 at a cost of $240,000, the Company will update the software connecting the Company to its other offices and replace and upgrade hardware generally. The Company has not yet established a contingency plan in the event that the Company's Year 2000 program does not successfully convert its software and hardware to be Year 2000 compliant. However, the Company intends to establish a contingency plan by May 1999. Funding requirements have been incorporated into the Company's capital and operating expenditure plans and are not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company initiated formal communications with its significant customers, vendors and others in November 1997 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue and at this time does not believe that such third parties' failure will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

FACTORS THAT MAY AFFECT FUTURE RESULTS

                  VARIABILITY OF QUARTERLY RESULTS

                  The Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include the timing of the Company's introduction of new product lines, the level of consumer acceptance of each new product line, the general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the seasonability of the markets in which the Company participates, the timing of trade shows, the product mix of customer orders, the timing of the placement or cancellation of customer orders, the occurrence of chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of the

Company's results of operations from period to period is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance. See "--Variability of Quarterly Results and Seasonality."

                  ECONOMIC CONDITIONS

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

                  RELIANCE ON KEY CUSTOMERS

                  In fiscal 1998, ten customers accounted for 52% of the Company's net sales. The loss of any such customer could have a material adverse effect on the Company's results of operations. From time to time, certain of the Company's major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. In addition, the Company's results of operations will depend to a significant extent upon the commercial success of its major customers.

                  DEPENDENCE ON CONTRACT MANUFACTURERS

                  Approximately 54% of the Company's products are manufactured by independent cutting, sewing and finishing contractors. The use of contract manufacturers and the resulting lack of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of cutting, sewing and finishing services are readily available, the loss of one or more contract manufacturers could have a material adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products. See "Item 1. BUSINESS -- Manufacturing."

                  Although the Company monitors the compliance of its independent contractors with applicable labor laws, the Company does not control its contractors or their labor practices. The violation of federal or state labor laws by one of the Company's contractors can result in the Company being subject to fines and the Company's goods which are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. To date, the Company's contractors have not been subject to any sanctions that, individually or in the aggregate, could have a material adverse effect upon the Company, and the Company is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future the Company will not be subject to sanctions as a result of violations of applicable labor laws by its contractors, or that such sanctions will not have a material adverse effect on the Company. In addition, certain of the Company's customers require strict compliance by their apparel manufacturers, including the Company, with applicable labor laws. There can be no assurance that the violation of applicable labor laws by one of the Company's contractors will not have a material adverse effect on the Company's relationship with its customers.

                  PRICE AND AVAILABILITY OF RAW MATERIALS

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

                  MANAGEMENT OF GROWTH

                  No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future. Should the Company experience significant future growth in sales, such growth will require additional working capital and may place a significant strain on the Company's management, management information systems, inventory management, production capability, distribution facilities and receivables management. Any disruption in the Company's order processing, sourcing or distribution systems could cause orders to be shipped late and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns could result in a reduction in revenue, increased administrative and shipping costs and a further burden on the Company's distribution facilities. In addition, the failure to timely enhance the Company's operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on the Company's results of operations.

                  FOREIGN MANUFACTURING

                  Approximately 36% of the Company products were manufactured in Mexico in fiscal 1998. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, economic or political instability, currency fluctuations, restrictions on the transfer of funds and the imposition of tariffs, export duties, quotas and other trade restrictions. See "Item 1. BUSINESS -- Manufacturing."

                  RISK OF BRAND ACCEPTANCE

                  The Company's success depends in substantial part on its ability to correctly anticipate, gauge and respond to rapidly changing consumer preferences in a timely manner. If the Company materially misjudges the market for a particular product or product line, the Company may be faced with a reduction in sales and profitability, excess inventory and diminished customer loyalty. A substantial portion of the Company's sales are derived from branded products and, accordingly, any decline in consumer acceptance of the Company's brands could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be able to correctly anticipate, gauge and respond to changing consumer preferences in a timely manner in the future. See "Item 1. BUSINESS -- Products -- Branded Swimwear."

                  DEPENDENCE ON LICENSED TRADEMARKS

                  The Company's manufacture and sale of the Anne Klein collection is pursuant to a license agreement with Anne Klein which terminates on December 31, 1999. The Anne Klein collection accounted for approximately 18.3% of the Company's net sales for fiscal 1998. The license may be terminated earlier by Anne Klein under certain circumstances. See "Item 1.
BUSINESS--License Agreements--Anne Klein." The Company's manufacture and sale of the Liz Claiborne and Elizabeth collections is pursuant to a license agreement with Liz Claiborne which terminates in June 30, 2000, and may be terminated earlier by Liz Claiborne under certain circumstances. See "Item 1.
BUSINESS--License Agreements--Liz Claiborne." The Company's manufacture and sale of the Hang Ten swimwear is pursuant to a license agreement with ILC, which terminates on December 31, 2001 and may be terminated earlier by ILC under certain conditions. See "Item 1. BUSINESS--License Agreements--Hang Ten. Termination of any of these license agreements could have a material adverse effect on the Company's financial condition and results of operations. Furthermore, a decline in the consumer appeal of Anne Klein, Liz Claiborne, or Hang Ten apparel could adversely affect sales of the Company's Anne Klein, Liz Claiborne, or Hang Ten lines. In addition, the Company is prohibited under the Anne Klein and Liz Claiborne agreements from manufacturing or marketing women's swimwear bearing the name of any other well known American designer of high end products, other than Liz Claiborne and Anne Klein, respectively. The prohibition may impair the Company's ability to expand its sales of designer swimwear. See "Item 1. BUSINESS--License Agreements--Anne Klein" and "--Liz Claiborne."

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See "Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" for the Company's financial statements, and the notes thereto, and the financial statement schedules filed as part of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Information concerning certain relationships and related transactions with directors and management is incorporated by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements and Schedules. Reference is made to the Index to Financial Statements and Schedules on page 22 for a list of financial statements and schedule filed as part of this Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the related notes thereto.

         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1998.

         (c) Exhibits. The following is a list of exhibits filed as a part of this report.

                  10.1+ Employment Agreement dated as of September 29, 1997, by and between The Sirena Apparel Group, Inc. and Maurice B. Newman.

                  10.2+ Amended and Restated Employment Agreement effective as of July 1, 1998, by and between The Sirena Apparel Group, Inc. and Douglas Arbetman.

                  10.3+ Amendment No. 1 to The Sirena Apparel Group, Inc. 1994 Employee Stock Incentive Plan.

                  10.4+ Amendment No. 2 to The Sirena Apparel Group, Inc. 1994 Employee Stock Incentive Plan.

                  10.5 Agreement dated March 31, 1998, by and between JBA International, Inc. and The Sirena Apparel Group, Inc.

                  10.6* License Agreement dated April 27, 1998, by and between International Licensing (California) Corp. and The Sirena Apparel Group, Inc.

                  10.7+ Settlement Agreement and Mutual General Release effective April 8, 1998, by and among The Sirena Apparel Group, Inc., Apparel Management, Inc. and Arthur H. Warshaw.

                  23.1     Consent of Ernst & Young LLP.

                  27.1     Financial Data Schedule.

         (d)      Additional Financial Statements.  Not Applicable.

--------------

* The Company has requested confidential treatment for a portion of this exhibit.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                 Page
                                                                                 ----
Report of Independent Auditors                                                   F-1

Financial Statements

         Consolidated  Balance  Sheets as of June 30, 1997 and
         June 30, 1998                                                           F-2

         Consolidated Statements of Operations for the fiscal years ended June
         30, 1996, 1997 and 1998                                                 F-4

         Consolidated Statements of Stockholders' Equity for the fiscal years
         ended June 30, 1996, 1997 and 1998                                      F-5

         Consolidated Statements of Cash Flows for the fiscal years ended June
         30, 1996, 1997 and 1998                                                 F-6

         Notes to Consolidated Financial Statements                              F-8

Financial Statement Schedule

         Schedule II  Valuation and Qualifying Accounts                          F-22

                        Consolidated Financial Statements

                         The Sirena Apparel Group, Inc.
                                 and Subsidiary

                       Years ended June 30, 1997 and 1998
                       with Report of Independent Auditors

                         Report of Independent Auditors

Board of Directors
The Sirena Apparel Group, Inc.

We have audited the accompanying consolidated balance sheets of The Sirena Apparel Group, Inc. and subsidiary as of June 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sirena Apparel Group, Inc. and subsidiary as of June 30, 1997 and 1998 and the consolidated results of their operations and their cash flows for the three years ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


                                          /s/  ERNST & YOUNG LLP
Los Angeles, California
September 9, 1998

                  The Sirena Apparel Group, Inc. and Subsidiary

                           Consolidated Balance Sheets


                                                                                                     JUNE 30
                                                                                                1997                   1998
                                                                                        ------------           ------------
ASSETS
Current assets:
   Cash                                                                                 $    202,293           $     95,241
   Accounts receivable, net of allowance $1,772,621 (1997) and $1,907,614
      (1998) (Note 3)                                                                      6,941,649              6,883,380
   Inventories (Note 4)                                                                    4,250,681              7,016,287
   Prepaids and other current assets                                                         384,770                407,839
                                                                                        ------------           ------------
Total current assets                                                                      11,779,393             14,402,747

Equipment and leasehold improvements:
   Furniture, fixtures and equipment                                                       3,415,407              3,917,542
   Leasehold improvements                                                                    836,177                902,631
   Computer projects in progress                                                                  --                778,279
                                                                                        ------------           ------------
                                                                                           4,251,584              5,598,452
   Less accumulated depreciation and amortization                                         (3,133,957)            (3,526,098)
                                                                                        ------------           ------------
                                                                                           1,117,627              2,072,354
Equipment under capital lease, less accumulated amortization of $36,716 (1997)
   and $79,490 (1998) (Note 10)                                                              177,153                134,379

Intangible assets, less accumulated amortization of $973,569 (1997) and
   $1,145,095 (1998)                                                                       3,486,923              5,271,098

Deposits                                                                                     127,071                149,038
                                                                                        ------------           ------------
Total assets                                                                            $ 16,688,167           $ 22,029,616
                                                                                        ============           ============

See accompanying notes.

                                                                                  JUNE 30
                                                                          1997                   1998
                                                                      ------------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdraft                                                     $    371,754           $    920,443
   Accounts payable                                                      1,809,980              1,967,851
   Note payable (Note 6)                                                        --                236,500
   Accrued liabilities (Note 5)                                          1,544,826              1,854,567
   Current portion of capital leases obligations                            39,522                 46,243
   Current portion - note payable to factor (Note 7)                            --                199,992
                                                                      ------------           ------------
Total current liabilities                                                3,766,082              5,225,596

Capital lease obligations, less current portion                            137,628                 95,088

Note payable to factor (Note 7)                                                 --                216,678

Commitments and contingencies (Note 10)

Stockholders' equity (Note 8):
  Common stock, $.01 par value:
   Authorized, 20,000,000
   Issued and outstanding, 4,649,230
   (1997) and 5,019,391 (1998)                                              46,492                 50,194
   Additional paid-in capital                                           32,424,627             33,896,765
   Accumulated deficit                                                 (19,686,662)           (17,454,705)
                                                                      ------------           ------------
Total stockholders' equity                                              12,784,457             16,492,254
                                                                      ------------           ------------
Total liabilities and stockholders' equity                            $ 16,688,167           $ 22,029,616
                                                                      ============           ============


                  The Sirena Apparel Group, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                                                                  YEAR ENDED JUNE 30
                                                                   1996                   1997                   1998
                                                               ------------           ------------           ------------
Net sales                                                      $ 49,206,288           $ 43,731,965           $ 51,041,705
Cost of goods sold                                               38,390,021             31,393,031             32,962,688
                                                               ------------           ------------           ------------
Gross profit                                                     10,816,267             12,338,934             18,079,017

Selling, general and administrative expenses                     14,029,878             13,123,862             14,626,810
Depreciation and amortization                                       274,145                284,206                375,034
                                                               ------------           ------------           ------------
Total operating expenses                                         14,304,023             13,408,068             15,001,844
                                                               ------------           ------------           ------------
Income (loss) from operations                                    (3,487,756)            (1,069,134)             3,077,173

Interest expense                                                   (908,049)              (896,183)              (755,216)
                                                               ------------           ------------           ------------
Income (loss) before provision for
   income taxes                                                  (4,395,805)            (1,965,317)             2,321,957

Provision for income taxes (Note 11)                                 15,000                 20,000                 90,000
                                                               ------------           ------------           ------------
Net income (loss)                                              $ (4,410,805)          $ (1,985,317)          $  2,231,957
                                                               ============           ============           ============

Net income (loss) per share (Note 9):
   Basic                                                       $      (1.05)          $      (0.43)          $       0.47
                                                               ============           ============           ============

   Diluted                                                     $      (1.05)          $      (0.43)          $       0.46
                                                               ============           ============           ============
Weighted average number of common shares outstanding:
      Basic                                                       4,205,946              4,649,230              4,700,514

                                                               ============           ============           ============
      Diluted                                                     4,205,946              4,649,230              4,806,924

                                                               ============           ============           ============


See accompanying notes.

                  The Sirena Apparel Group, Inc. and Subsidiary

                 Consolidated Statements of Stockholders' Equity


                                                      Common Stock
                                             -----------------------------      Additional
                                                Number                            Paid-In       Accumulated
                                              of Shares        Par Value          Capital         Deficit            Total
                                             ------------     ------------     ------------     ------------      ------------
Balance at June 30, 1995                        3,143,971     $     31,440     $ 24,027,168     $(13,290,540)     $ 10,768,068
   Net loss for year ended
      June 30, 1996                                    --               --               --       (4,410,805)       (4,410,805)
   Secondary offering (Note 6)                  1,448,782           14,487        8,129,758               --         8,144,245
   Options exercised (Note 6)                      56,477              565          267,701               --           268,266
                                             ------------     ------------     ------------     ------------      ------------
Balance at June 30, 1996                        4,649,230           46,492       32,424,627      (17,701,345)       14,769,774
   Net loss for year ended June 30, 1997               --               --               --       (1,985,317)       (1,985,317)
                                             ------------     ------------     ------------     ------------      ------------
Balance at June 30, 1997                        4,649,230           46,492       32,424,627      (19,686,662)       12,784,457
   Net income for year ended
      June 30, 1998                                    --               --               --        2,231,957         2,231,957
   Options exercised (Note 6)                     370,161            3,702        1,445,188               --         1,448,890
   Income tax benefit from
      options exercised                                --               --           26,950               --            26,950
                                             ------------     ------------     ------------     ------------      ------------
Balance at June 30, 1998                        5,019,391     $     50,194     $ 33,896,765     $(17,454,705)     $ 16,492,254
                                             ============     ============     ============     ============      ============

See accompanying notes.

                  The Sirena Apparel Group, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows


                                                                                  YEAR ENDED JUNE 30
                                                                         1996             1997             1998
                                                                     -----------      -----------      -----------
OPERATING ACTIVITIES
Net (loss) income                                                    $(4,410,805)     $(1,985,317)     $ 2,231,957
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
      Depreciation and amortization                                      415,525          470,312          611,409
      Change in accounts receivable allowance                            528,520         (518,347)        (134,993)
      Changes in operating assets and liabilities:
        Accounts receivable                                           (1,923,748)      (1,484,971)        (197,404)
        Inventories                                                   (1,742,869)       3,462,746       (2,011,026)
        Prepaids and other current assets                               (656,847)         703,716          (17,070)
        Accounts payable                                                 565,191         (855,738)        (893,247)
        Accrued liabilities                                             (680,183)         724,426         (501,306)
                                                                     -----------      -----------      -----------
Net cash (used in) provided by operating
   activities                                                         (7,905,216)         516,827         (911,680)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                              (610,716)        (423,934)      (1,294,648)
Acquisition of trademark, intangible assets                                   --          (21,174)          (2,647)
Acquisition of Jezebel, net of cash acquired                                  --               --         (274,777)
Decrease (increase) in deposits                                            9,697          (14,605)          (7,955)
                                                                     -----------      -----------      -----------
Net cash used in investing activities                                   (601,019)        (459,713)      (1,580,027)

FINANCING ACTIVITIES
Proceeds from note payable                                                    --               --          500,000
Payments on note payable                                                      --               --          (83,330)
Payments under capital lease obligations                                 (32,487)         (36,116)         (56,546)
Additional borrowings under capital lease                                     --          127,882               --
Proceeds from stock issuance                                           8,412,511               --               --
Proceeds from stock options, including related
    tax benefit                                                               --               --        1,475,840
Increase in bank overdraft                                                84,874           35,449          548,691
                                                                     -----------      -----------      -----------
Net cash provided by financing
   activities                                                          8,464,898          127,215        2,384,655
                                                                     -----------      -----------      -----------
(Decrease) increase in cash                                              (41,337)         184,329         (107,052)
Cash at beginning of year                                                 59,301           17,964          202,293
                                                                     -----------      -----------      -----------
Cash at end of year                                                  $    17,964      $   202,293      $    95,241
                                                                     ===========      ===========      ===========

                  The Sirena Apparel Group, Inc. and Subsidiary

                                                 YEAR ENDED JUNE 30
                                           1996         1997         1998
                                         --------     --------     --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the year for:
        Interest                         $908,049     $896,183     $755,216
        Income taxes                      372,559       32,129       66,943

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

During 1997, the Company incurred an additional capital lease obligation of $127,882 in connection with a current lease agreement to acquire equipment.

In connection with the 1998 acquisition of Jezebel (See Note 6) the Company assumed net liabilities of $ 1,678,702.


See accompanying notes.

                  The Sirena Apparel Group, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


1. ORGANIZATION

The Sirena Apparel Group, Inc. (the Company), a Delaware corporation, designs, manufactures and markets branded and private label swimwear, resortwear and intimate apparel for each principal part of the women's market. On August 12, 1994, the Company completed an initial public offering of 1,400,000 shares of common stock. On November 9, 1995, the Company completed a secondary offering for 1,448,782 shares of common stock (see Note 8).

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

INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over 15 to 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on estimated undiscounted cash flows of the Company over the remaining amortization period,

                  The Sirena Apparel Group, Inc. and Subsidiary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. In addition, costs associated with a trademark of $1,006,000 are being amortized using the straight-line method over 25 years. Amortization of intangible assets amounted to approximately $125,000, $124,000 and $172,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

REVENUE RECOGNITION

The Company recognizes revenue as of the date merchandise is shipped to its customers. Allowance for estimated returns and discounts is provided when the related revenue is recorded.

FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise described, the fair values of financial instruments approximate their recorded values.

CONCENTRATION OF CREDIT RISK

The Company manufactures and sells garments to retailers in the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company factors a majority of all of its receivables (see Note 3) whereby one factor assumes substantially all the risk of collection on these transactions. Credit losses on nonfactored receivables are provided for in the financial statements and have historically been within management's expectations. One customer accounted for 10%, 11% and 15% of the Company's net sales for the years ended June 30, 1996, 1997 and 1998, respectively.

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

ADVERTISING COSTS

The Company expenses nonreimbursable advertising costs as costs are incurred. The amounts charged to advertising expense during the years ended June 30, 1996, 1997 and 1998 were approximately $1,771,000, $788,000 and $1,130,000, respectively.

NET INCOME (LOSS) PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued "Earnings Per Share" (Statement No. 128) establishing standards for computing and presenting earnings per share for publicly-held common stock or potential common stock. Statement No. 128 supersedes the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share" and simplifies the standards for computing earnings per share. In addition, Statement No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. All periods presented reflect the adoption of Statement No. 128. The impact of amounts previously reported was not material. (see Note 9).

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


3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                    JUNE 30
                                                              1997              1998
                                                         ------------      ------------
Receivables assigned to factor:
   Nonrecourse                                           $  9,470,144      $ 10,300,838
   Recourse                                                   338,700           971,415
   Advances from factor                                    (3,532,369)       (4,268,475)
                                                         ------------      ------------

   Due from factor                                          6,276,475         7,003,778

Nonfactored accounts receivable                             2,437,795         1,787,216
Allowance for customer credits and doubtful accounts       (1,772,621)       (1,907,614)
                                                         ------------      ------------
                                                         $  6,941,649      $  6,883,380
                                                         ============      ============


                  The Sirena Apparel Group, Inc. and Subsidiary

3. ACCOUNTS RECEIVABLE (CONTINUED)

The Company has entered into an accounts receivable, inventory, seasonal overadvance and factoring services arrangement, as amended, with Heller Financial, Inc. (Heller) pursuant to which the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of 0.60% with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivables and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables less reserves as determined by Heller, which advances bear interest at an annual rate of .375% over the prime rate established from time to time by Bank of America (8.50% at June 30, 1998). Additional interest of 1% is due on excess inventory levels, as defined, over short-term advances. Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and (ii) up to 40% prior to October 31, (iii) and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less (iv) such reserves as Heller elects to establish.

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

                  The Sirena Apparel Group, Inc. and Subsidiary

4. INVENTORIES

Inventories consist of the following:

                                                            JUNE 30
                                                   1997                  1998
                                                ----------            ----------
Raw materials                                   $2,400,844            $4,001,514
Work-in-process                                    133,864               989,191
Finished goods                                   1,715,973             2,025,582
                                                ----------            ----------
                                                $4,250,681            $7,016,287
                                                ==========            ==========


5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                              JUNE 30
                                                      1997               1998
                                                   ----------         ----------

Accrued payroll                                    $  227,255         $  828,949
Accrued vacation and benefits                         321,895            334,449
Accrued - other                                       995,676            691,169
                                                   ----------         ----------
                                                   $1,544,826         $1,854,567
                                                   ==========         ==========



6. ACQUISITION

On February 4, 1998, the Company acquired substantially all of the assets and liabilities of Renee of Hollywood (dba: "Jezebel"), a designer and manufacturer of a broad line of intimate apparel for women. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon estimates of the fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $1,953,479 and was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase price of the acquisition consisted of $175,000 in cash, and the assumption of certain debt which consisted of two notes payable and a guaranteed earn-out payable to the former owners of Jezebel for an aggregate of $367,000. The two notes are payable, interest only at a rate of 10% per annum, with the principal due and payable thirteen

                  The Sirena Apparel Group, Inc. and Subsidiary

6. ACQUISITION (CONTINUED)

months after the acquisition of Jezebel, on March 4, 1999. The guaranteed earn-out to the former owner, specifies payments equal to diminishing percentages of the pre-tax profits of the Jezebel Division, but no less than $130,000, payable from time to time over a period of three years. The Company has also entered into an employment agreement with the prior owner of Jezebel which provides for salary and benefits commensurate with the employment benefits accorded to other Divisional Vice Presidents.

7. NOTE PAYABLE

The Company has entered into a $500,000 term loan with Heller to finance the acquisition of Jezebel. The loan bears interest at the rate established from time to time by Bank of America (8.50% at June 30, 1998) plus 1.50%, commencing on January 29, 1998 and is payable in 29 equal monthly installments of $16,667, with the remainder paid in full on June 30, 2000. Annual maturities of the note for the fiscal years ending June 30, 1999 and 2000 are $199,992 and $216,678, respectively.

8. STOCKHOLDERS' EQUITY

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

The Company established the 1994 Stock Incentive Plan, and as amended by the Board of Directors and ratified by the shareholders on March 27, 1996, and reserved 1,172,465 common shares for issuance under the Plan. Officers, directors, employees and independent contractors are eligible to receive one share of the common stock of the Company for each option granted. Options for shares of common stock are granted at no less than the fair market value of the shares on the date of grant, with vesting periods ranging from 0 to 3 years. On July 1, 1997, 299,958 options with exercise prices ranging from $4.75 to $7.00 were repriced at $3.50 per share.

                  The Sirena Apparel Group, Inc. and Subsidiary

8. STOCKHOLDERS' EQUITY (CONTINUED)

Pro forma information regarding net loss and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998; weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of .40 and .52; and a weighted average expected life of the option of 5 and 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           JUNE 30
                                                 1997                  1998
                                             -------------         -------------

Pro forma net (loss) income                  $  (2,013,000)        $   1,872,000
Pro forma earnings per share                 $       (0.43)        $        0.39


                  The Sirena Apparel Group, Inc. and Subsidiary

8. STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity and related information follows:

                                                JUNE 30, 1996          JUNE 30, 1997          JUNE 30, 1998
                                           ---------------------   ---------------------    --------------------
                                                       WEIGHTED                 WEIGHTED                WEIGHTED
                                                       AVERAGE                  AVERAGE                 AVERAGE
                                                       EXERCISE                 EXERCISE                EXERCISE
                                            OPTIONS     PRICE       OPTIONS     PRICE       OPTIONS      PRICE
                                           ---------- ---------    ---------    --------    ---------   --------
Outstanding at beginning of year            512,513      $4.83      653,536      $4.54      655,204      $4.53
Granted                                     203,500      $3.88       15,000      $3.50      272,000      $4.45
Exercised                                   (56,477)     $4.75           --      $  --     (370,161)     $3.92
Canceled                                     (6,000)     $6.00      (13,332)     $5.84      (13,417)     $4.75
                                            -------                 -------                --------
Outstanding at end of year                  653,536      $4.54      655,204      $4.53      543,626      $4.00
                                            =======                 =======                 =======
Exercisable at end of year                  583,869      $4.26      621,871      $4.45      481,626      $3.65
                                            =======                 =======                 =======
Weighted average fair value of options
   granted during the year                               $1.71                   $1.54                   $2.31



Exercise prices for options outstanding as of June 30, 1998, ranged from $3.50 to $6.75. The weighted average remaining contractual life of those options is 7 years.

In connection with the initial public offering, the Company granted to the underwriters warrants to purchase and reserved 70,000 shares of the Company's common stock during 1995. These warrants are exercisable at $5.70 per share and expire in August 1999. No warrants have been exercised as of June 30, 1998.

                  The Sirena Apparel Group, Inc. and Subsidiary

9. EARNINGS PER SHARE

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                                                              YEAR ENDED JUNE 30
                                                                   1996              1997            1998
                                                                -----------      -----------      -----------
                                                             (In Thousands, except shares and per share amounts)
Basic EPS Computation:
   Numerator                                                    $    (4,411)     $    (1,985)     $     2,232
   Denominator:
      Weighted average common shares outstanding                  4,205,946        4,649,230        4,700,514
                                                                -----------      -----------      -----------
      Total shares                                                4,205,946        4,649,230        4,700,514
                                                                -----------      -----------      -----------
Basic EPS                                                       $     (1.05)     $     (0.43)     $      0.47
                                                                ===========      ===========      ===========


Diluted EPS Computation:
   Numerator                                                    $    (4,411)     $    (1,985)     $     2,232
   Denominator:
      Weighted average common shares outstanding                  4,205,946        4,649,230        4,700,514
      Incremental shares from assumed exercise of options                --               --          106,410
                                                                -----------      -----------      -----------
      Total shares                                                4,205,946        4,649,230        4,806,924
                                                                ===========      ===========      ===========
Diluted EPS                                                     $     (1.05)     $     (0.43)     $      0.46
                                                                ===========      ===========      ===========



                  The Sirena Apparel Group, Inc. and Subsidiary

10. COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases computer equipment under a capital lease agreement which expires in 1999. Amortization on the capitalized amounts is included in depreciation expense. The Company also leases operating facilities, showrooms, computer equipment and vehicles under operating leases which expire at various dates through 2005. Total operating rent expense approximated $778,589, $830,947 and $923,388 for the years ended June 30, 1996, 1997 and 1998, respectively.

Future minimum lease payments at June 30, 1998, under both capital and operating leases having an initial noncancelable term of more than one year, are as follows:

                                                   CAPITAL            OPERATING
YEARS ENDING JUNE 30                               LEASES              LEASES
                                                 -----------         -----------

1999                                               $ 54,988          $  835,294
2000                                                 51,288             432,332
2001                                                 51,288             248,392
2002                                                      -             248,392
2003                                                      -             161,483
Thereafter                                                -             172,780
                                                   --------          ----------
Total minimum lease payments                        157,564          $2,098,673
                                                                     ==========
Less imputed interest                                16,233
                                                   --------
Present value of minimum lease payments             141,331
Less current portion                                 46,243
                                                   --------
                                                   $ 95,088
                                                   ========

The Company has licenses for the right to use certain trademarks in connection with the sale of lines of women's and junior's swimwear in the United States and related territories. The first license terminates on December 31, 1999, the second license terminates June 30, 2000 and the third license terminates December 31, 2001. The agreements can be terminated under specified circumstances, including the Company's failure to achieve certain minimum sales, the change in control of the Company or a change in management of the Company. The license agreements require minimum royalty payments.

The Company has entered into an employment agreement expiring in 2001 with an officer of the Company providing for annual base compensation of $350,000 with a bonus provision, up to 100% of the base compensation based on performance targets as

                  The Sirena Apparel Group, Inc. and Subsidiary

10. COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

determined by the Board of Directors. In addition, the Company has entered into a two-year employment agreement expiring in 1999 with another officer of the Company providing for annual base compensation of $300,000 with a bonus provision up to $200,000 based upon performance criteria as determined by the Board of Directors. The agreement is renewed automatically for successive two-year terms unless terminated by either the Company or the employee.

The Company retained a corporation, owned by a former director of the Company, to provide management services. Amounts expensed under the agreement were $211,000, $720,000 and $0 for the years ended June 30, 1996, 1997 and 1998, respectively. The agreement for management services was terminated during the year ended June 30, 1998. The estimated amount of the settlement was included in the amount expensed for the year ended June 30, 1997.

11. INCOME TAXES

The provision for income taxes included in the statements of operations amounted to:

                                                 YEAR ENDED JUNE 30
                                       1996              1997              1998
                                     -------           -------           -------
Current:
   Federal                           $    --           $    --           $50,000
   State                               3,000             3,000            40,000
   Foreign                            12,000            17,000                --
                                     -------           -------           -------
                                      15,000            20,000            90,000
Deferred:
   Federal                                --                --                --
   State                                  --                --                --
                                     -------           -------           -------
                                          --                --                --
                                     -------           -------           -------
                                     $15,000           $20,000           $90,000
                                     =======           =======           =======


                  The Sirena Apparel Group, Inc. and Subsidiary

11. INCOME TAXES (CONTINUED)

The following represents the reconciliation of the tax provision rate to the U.S. federal income statutory tax rate:

                                                    YEAR ENDED JUNE 30
                                             1996          1997          1998
                                            ------        ------        ------

Statutory rate                               (34.0)%       (34.0)%        34.0%
Foreign taxes                                  0.3           0.3            --
State taxes (net of federal tax)                --            --           1.1
Valuation allowance                           32.6          31.2         (39.7)
Permanent items                                1.4           2.2           5.7
Alternative minimum tax                         --            --           2.2
Other                                           --            --          (1.3)
                                            ------        ------        ------
Tax provision rate                             0.3%          0.3%          2.0%
                                            ======        ======        ======

The components of deferred tax assets (valuation allowance) as of June 30, 1997 and 1998, respectively, are as follows:

                                                             JUNE 30
                                                      1997              1998
                                                  -----------       -----------
Current deferred tax assets:
   Accounts receivable                            $   731,542       $   768,745
   Inventory                                        1,426,313           759,857
   Other                                              131,828           360,239
                                                  -----------       -----------
                                                    2,289,683         1,888,841

Non-current deferred tax assets:
   Property and leasehold improvements                119,574            81,693
   Net operating loss carryforwards                 2,502,238         2,266,000
                                                  -----------       -----------
                                                    2,621,812         2,347,693
Valuation allowance                                (4,911,495)       (4,236,534)
                                                  -----------       -----------
Net deferred tax assets                           $        --       $        --
                                                  ===========       ===========


                  The Sirena Apparel Group, Inc. and Subsidiary

11. INCOME TAXES (CONTINUED)

The Company has available approximately $6,400,000 of operating loss carryforwards expiring from 2003 to 2012 available for federal income tax purposes.

12. EMPLOYEE PROFIT SHARING PLAN

The Company has a qualified profit sharing plan (the Plan) covering all employees with one or more years of service. Contributions to the Plan are on a discretionary basis. For the years ended June 30, 1996, 1997 and 1998, the Company has elected not to make any contributions to the Plan. The Plan, however, is not expected to be terminated. Plan assets will remain in the Plan to meet future Plan obligations.

                  The Sirena Apparel Group, Inc. and Subsidiary

                                   Schedule II
                        Valuation and Qualifying Accounts



                                                                     ADDITIONS
                                                          ---------------------------------
                                           BALANCE AT        CHARGES TO        CHARGED TO                              BALANCE
                                           BEGINNING         COSTS AND        OTHER ASSETS                            AT END OF
              DESCRIPTION                  OF PERIOD          EXPENSES         (DESCRIBE)        WRITE-OFFS(a)          PERIOD
              -----------                  ---------          --------         ----------        -------------          ------
Accounts receivable allowances:
   Year ended June 30, 1996            $   1,762,448      $  5,083,370            $   -        $ (4,554,850)       $  2,290,968
   Year ended June 30, 1997                2,290,968         4,031,306                -          (4,549,653)          1,772,621
   Year ended June 30, 1998                1,772,621         4,895,779                -          (4,760,786)          1,907,614


(a) Uncollectible accounts written off net of recoveries and charges for returns, allowances and cash discounts to the allowance account.

The above reserves are deducted from the related assets in the balance sheets.

                                   SIGNATURES



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 25, 1998.

                                       THE SIRENA APPAREL GROUP, INC.



                                       By  /s/ Maurice B. Newman
                                           ------------------------------------
                                       Maurice B. Newman, Chairman of the
                                       Board and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/  Maurice B. Newman          Chairman of the Board, Chief Executive           September 25, 1998
--------------------------      Officer and Director (Principal  Executive
     Maurice B. Newman          Officer)


/s/  Douglas Arbetman           President and Director                           September 25, 1998
---------------------------
     Douglas Arbetman

/s/  Howard H. Hedinger         Director                                         September 25, 1998
---------------------------
     Howard H. Hedinger

/s/  Aneida Cornejo             Controller                                       September 25, 1998
----------------------------    (Principal Financial and Accounting
     Aneida Cornejo             Officer)


-----------------------------   Director                                         September __, 1998
     Ellison C. Morgan

                                  EXHIBIT INDEX


         Exhibits.

               10.1+ Employment Agreement dated as of September 29, 1997, by and between The Sirena Apparel Group, Inc. and Maurice B. Newman.

               10.2+ Amended and Restated Employment Agreement effective as of July 1, 1998, by and between The Sirena Apparel Group, Inc. and Douglas Arbetman.

               10.3+          Amendment No. 1 to The Sirena Apparel Group, Inc.
                              1994 Employee Stock Incentive Plan.

               10.4+          Amendment No. 2 to The Sirena Apparel Group, Inc.
                              1994 Employee Stock Incentive Plan.

               10.5 Agreement dated March 31, 1998, by and between JBA International, Inc. and The Sirena Apparel Group, Inc.

               10.6* License Agreement dated April 27, 1998, by and between International Licensing (California) Corp. and The Sirena Apparel Group, Inc.

               10.7+ Settlement Agreement and Mutual General Release effective April 8, 1998, by and among The Sirena Apparel Group, Inc., Apparel Management, Inc. and Arthur H. Warshaw.

               23.1           Consent of Ernst & Young LLP.

               27.1           Financial Data Schedule.



----------

* The Company has requested confidential treatment for a portion of this exhibit.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.