Form 10-Q
period 1998-09-30
SIRENA APPAREL GROUP INC
filed 1998-11-13
CIK 925543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________to____________.


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

                                  (626)442-6680
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        [X] Yes   [ ] No

AT NOVEMBER 13, 1998, 5,019,391 SHARES OF $0.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                                    FORM 10-Q



                                      INDEX

                  PART I - FINANCIAL INFORMATION                      PAGE
                                                                      ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30,
          1998 (unaudited) and June 30, 1998                             2

          Consolidated Statements of Operations for the Three
          Months ended September 30, 1998 and 1997 (unaudited)           4

          Consolidated Statement of Cash Flows for the Three Months
          ended September 30, 1998 and 1997 (unaudited)                  5

          Notes to Consolidated Financial Statements
          September 30, 1998 (unaudited)                                 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                   11

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                             12

Item 2.   Changes in Securities and Use of Proceeds                     12

Item 3.   Defaults Upon Senior Securities                               12

Item 4.   Submission of Matters to a Vote of Security Holders           12

Item 5.   Other Information                                             12

Item 6.   Exhibits and Reports on Form 8-K                              12


Signatures                                                              13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         THE SIRENA APPAREL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                             September 30,
                                                 1998                June 30,
                                              (Unaudited)             1998
                                             ------------         ------------
ASSETS
Current assets
 Cash                                        $    159,000         $     95,000
 Accounts receivable, net of
  allowance of $280,000
  (September 30, 1998) and
  $1,908,000(June 30, 1998)
  (Note 3)                                      2,915,000            6,884,000
 Inventories (Note 4)                          11,746,000            7,016,000
 Prepaids and other current assets                720,000              408,000
                                             ------------         ------------

 Total current assets                          15,540,000           14,403,000

Equipment and leasehold improvements:
 Furniture, fixtures and equipment              3,926,000            3,917,000
 Leasehold improvements                           903,000              903,000
 Computer projects in progress                    778,000              778,000
                                             ------------         ------------
                                                5,607,000            5,598,000
 Less accumulated depreciation
 and amortization                              (3,643,000)          (3,526,000)
                                             ------------         ------------
                                                1,964,000            2,072,000

Equipment under capital lease,
 less accumulated amortization
 of $90,000 (September 30, 1998)
 and $79,000 (June 30, 1998)                      124,000              135,000

Intangible assets, less accumulated
  amortization of $1,234,000
 (September 30, 1998) and $1,145,000
 (June 30, 1998)                                5,184,000            5,271,000

Deposits                                          180,000              149,000
                                             ------------         ------------

Total assets                                 $ 22,992,000         $ 22,030,000
                                             ============         ============


See accompanying notes.

                                        September 30,
                                           1998                 June 30,
                                        (Unaudited)              1998
                                       ------------         ------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities
 Bank overdraft                        $  1,701,000         $    920,000
 Accounts payable                         3,625,000            1,968,000
 Due to factor                            2,000,000                   --
 Note payable (Note 6)                      237,000              237,000
 Accrued liabilities                        666,000            1,855,000
 Current portion of capital
  lease obligations                          76,000               46,000
 Current portion-note payable
  to factor (Note 6)                        200,000              200,000
                                       ------------         ------------
Total current liabilities                 8,505,000            5,226,000

Capital lease obligations,
 less current portion                        52,000               95,000
Note payable to factor, less
 current portion                            167,000              217,000
Stockholders' equity
 Common Stock, $.01 par value
  authorized, 20,000,000 shares
  issued and outstanding,
  5,019,391 shares                           50,000               50,000
 Additional paid-in capital              33,897,000           33,897,000
 Accumulated deficit                    (19,679,000)         (17,455,000)
                                       ------------         ------------
 Total stockholders' equity              14,268,000           16,492,000
                                       ------------         ------------
Total liabilities and stock-
 holders' equity                       $ 22,992,000         $ 22,030,000
                                       ============         ============



See accompanying notes

                         THE SIRENA APPAREL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                           Three Months Ended
                                              September 30,
                                     -------------------------------
                                        1998                 1997
                                     -----------         -----------
Net sales                            $ 2,296,000         $ 1,533,000
Cost of goods sold                     1,702,000           1,526,000
                                     -----------         -----------
Gross profit                             594,000               7,000

Selling, general and
 administrative expenses               2,583,000           2,129,000
Depreciation and amortization            146,000              78,000
                                     -----------         -----------
Total operating expenses               2,729,000           2,207,000
                                     -----------         -----------
Loss from operations                  (2,135,000)         (2,200,000)

Interest expense                         (89,000)            (35,000)

                                     -----------         -----------

Net loss                             $(2,224,000)        $(2,235,000)
                                     ===========         ===========

Net loss per share (basic
 and diluted)                        $     (0.44)        $     (0.48)
                                     ===========         ===========
Weighted average
 of common shares
 outstanding                           5,019,391           4,649,230
                                     ===========         ===========



See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                            Three Months Ended
                                               September 30,
                                     -------------------------------
                                        1998                 1997
                                     -----------         -----------
OPERATING ACTIVITIES
Net loss                             $(2,224,000)        $(2,235,000)
Adjustments to reconcile
 net loss to net
 cash used in
 operating activities:
Depreciation and amortization            217,000             136,000
Changes in operating
 assets and liabilities:
Accounts receivable and due
 to/from factor                        5,969,000           4,800,000
Inventories                           (4,730,000)         (4,219,000)
Prepaids and other assets               (343,000)           (285,000)
Accounts payable                       1,657,000           1,895,000
Accrued liabilities                   (1,189,000)           (675,000)
                                     -----------         -----------
Net cash used in operating
  activities                            (643,000)           (583,000)

INVESTING ACTIVITIES
Purchases of property,
 plant and equipment                     (11,000)            (62,000)
                                     -----------         -----------
Net cash used in investing
 activities                              (11,000)            (62,000)

FINANCING ACTIVITIES
Payment on capital lease
 obligations                             (13,000)                 --
Payment on notes payable                 (50,000)                 --
Increase in bank
 overdraft                               781,000             629,000
                                     -----------         -----------
Net cash provided by
 financing activities                    718,000             629,000
                                     -----------         -----------
Increase/(Decrease) in cash               64,000             (16,000)
Cash at beginning of period               95,000             202,000
                                     -----------         -----------
Cash at end of period                $   159,000         $   186,000
                                     ===========         ===========



See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         COMPANY BACKGROUND AND NATURE OF BUSINESS -- The Sirena Apparel Group, Inc. (the "Company") was incorporated in Delaware and designs, manufactures and markets branded and private label swimwear, resort wear and intimate apparel for each principal part of the women's market. On August 12, 1994, the Company completed an initial public offering of 1,400,000 shares of common stock. On November 9, 1995 the Company completed a secondary offering for 1,448,782 shares of common stock.


         PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SIRENAMEX S.A. de C.V., a Mexican corporation. All the significant intercompany accounts and transactions have been eliminated.


         REVENUE RECOGNITION -- The Company recognizes revenue as of the date the merchandise is shipped to its customers. Allowance for estimated returns and discounts is provided when the related revenue is recorded.


         ADVERTISING COSTS -- The Company expenses nonreimbursable advertising costs in the period incurred.

3.       ACCOUNTS RECEIVABLE

         The Company factors substantially all of its accounts receivable with Heller Financial ("Heller"). Under the factoring agreement, the Company may draw short-term advances up to 80% of uncollected receivables, less reserves as determined by the factor. In addition, the Company may draw short-term advances up to 50% of eligible inventory, as defined in the factoring agreement, to a maximum of $5.0 million (in January, February and March) and ranging to a maximum of $1.0 million (in June and July). The Company may also borrow seasonal over-advances from September 1 to March 31 each year up to a maximum of $2.0 million (in December and January). Interest at the prime rate plus 0.375%, 2.0% and 2.0% is to be charged on factor advances, short-term advances and seasonal over-advances, respectively. Aggregate obligations under the agreement cannot exceed $20.0 million. The agreement expires on August 18, 2000 and includes certain financial covenants, including minimum tangible net worth, working capital, and debt to tangible net worth ratio requirement. The Company was in compliance with all the covenants at September 30, 1998.


4.       INVENTORIES

         Inventories consist of the following:

                                September 30,        June 30,
                                    1998               1998
                                -----------        -----------
         Raw materials          $ 6,422,000        $ 4,001,000
         Work-in-process          2,182,000            989,000
         Finished goods           3,142,000          2,026,000
                                -----------        -----------
         Total                  $11,746,000        $ 7,016,000
                                ===========        ===========


5.       INCOME TAXES

         No benefit for income taxes for the three months ended September 30, 1998 and 1997 has been recorded, as the Company has historically not been a taxpayer.

6.       NOTE PAYABLE

         The Company has entered into a $500,000 term loan with Heller to finance the acquisition of Jezebel (balance was $367,000 at September 30, 1998). The loan bears interest at the rate established from time to time by Bank of America (8.25% at September 30, 1998) plus 1.50%, commenced on January 29, 1998 and is payable in 29 equal monthly installments of $16,667, with the remainder to be paid in full on June 30, 2000. Annual maturities of the note for the fiscal years ended June 30, 1999 and 2000 are $199,992 and $216,678, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

         This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to a variety of risks and uncertainties. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that could cause actual results to differ materially from the Company's expectations, see "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Factors That May Affect Future Results" contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

         The following discussion is intended to provide a better understanding of the significant changes in the trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

         Net Sales. Net sales increased to $2,296,000 for the first quarter ended September 30, 1998 from $1,533,000 in the comparable period of the prior year, an increase of 49.8%. This sales increase was primarily due to the revenue contributions of Jezebel's intimate apparel line, which was acquired in February 1998.

         Gross Profit.   Gross profit increased to $594,000 (25.9% of
         net sales) for the first quarter ended September 30, 1998 from $7,000 (0.5% of net sales) in the comparable period of the prior year, as a result of increased net sales and gross profit margin. The increase in gross profit margin was primarily due to (i)increased shipments in the higher margined Jezebel intimate apparel line and (ii) favorable sales mix with significant increases in the sale of branded merchandise versus off-price merchandise.

         Selling, General, and Administrative Expenses (Including Depreciation and Amortization). Selling, general, and administrative expenses increased to $2,729,000 (118.9% of net sales) for the first quarter ended September 30, 1998 from $2,207,000 (143.9% of net sales) in the comparable period of the prior year. The increase in such expenses was due to costs associated with the design and introduction of new products in the Jezebel line of intimate apparel, Hang Ten line of surfing-inspired swimwear and the re-launch of the Rose Marie Reid brand for which no comparable costs were expended in the first quarter of the prior year.

         Interest Expense. Interest expense increased to $89,000 for the first quarter ended September 30, 1998 from $35,000 in the comparable period of the prior year. The increase in interest expense results from increased borrowing levels resulting from higher average inventory levels in the first quarter of this year compared with the prior year, due to the Company's strategy of manufacturing and shipping goods as early as possible during the season thereby avoiding the low margin sales and excess inventory that results from shipping later in the season.

         Net Loss. Net loss decreased to $2,224,000, $0.44 per common share, for the first quarter ended September 30, 1998, from a loss of $2,235,000, $0.48 per common share, for the comparable period of the prior year. The decrease in net loss is due to higher net sales, offset by higher selling, general and administrative expenses.

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

         Net cash used in operating activities for the first quarter ended September 30, 1998 was $2,233,000 compared to $583,000 for the comparable period of the prior year. At September 30, 1998, working capital was approximately $6,629,000, compared to approximately $6,002,000 at September 30, 1997.

         Inventory increased to $11,746,000 at September 30, 1998 from $8,470,000 at September 30, 1997, an increase of 38.7%, due to the establishment of the new Jezebel and Hang Ten divisions and the re-launched Rose Marie Reid brand.

         The Company has an accounts receivable, inventory, seasonal overadvance and factoring services arrangement with Heller pursuant to which the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of 0.60% with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivables and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables less reserves as determined by Heller, which advances bear interest at an annual rate of 0.375% over the prime rate established from time to time by Bank of America (8.25% at September 30, 1998). Additional interest of 1% is due on excess inventory levels, as defined in the factoring agreement, over short-term advances. Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and (ii) up to 40% prior to October 31, and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less (iii) such reserves as Heller elects to establish.

         The Company's short-term advances are limited to a maximum of $5,000,000 (in January and February) and ranging downward to a maximum of $1,000,000 (in June and July) or $1,000,000 in excess of the Company's projected short-term advance requirements, whichever is less. The Company may also borrow seasonal overadvances of up to $500,000 from September 1 to September 30, $1,000,000 from October 1 to October 30, $1,500,000 November 1 to November 30, $2,000,000 from December 1 to January 31, $1,000,000 from February 1 to March 31, and $0 from April 1 through August 30 of each year. The inventory advances and the overadvances bear interest at an annual rate of 2% over the prime rate established from time to time by Bank of America. Finally, the Company may request Heller to issue guarantees for the Company's purchase of raw materials for up to $575,000 at any one time. Under the Company's agreement with Heller, the maximum credit available to the Company at any time is limited to $20 million. The Company's agreement with Heller has a term expiring on August 18, 2000, after which time either party may terminate upon 60 days written notice. The Company's obligations to Heller are secured by the Company's accounts receivable, inventory, general intangibles, other than trademarks or trade names, and cash deposit accounts. In addition the agreement provides for various financial covenants to be maintained.

         The balance of seasonal short-term advances from the factor ("due to factor")was $2,000,000 at September 30, 1998, compared to $0 at September 30, 1997. At September 30, 1998, the amount payable to factored receivables upon the collection thereof less the amount of outstanding advances to the Company ("amount due from factor") was $1,606,000, compared to $1,378,000 at September 30, 1997.

         YEAR 2000 COMPLIANCE

         Following a comprehensive study of the Company's current systems and future system requirements, the Company initiated a program in October 1997 to update or replace existing systems with enhanced hardware and software applications. The objectives of the program are to achieve competitive benefits for the Company, as well as assuring that all systems are Year 2000 compliant. Implementation of this program is expected to require expenditures of approximately $1,100,000 and to be completed in three phases by June 30, 1999, of which the first two phases have already been completed. The first phase of the program, which involved updating the Company's financial systems, was completed by August 30, 1998 at a cost of $450,000. The second phase involved updating and replacing certain of the Company's systems relating to distribution and manufacturing and was completed on October 19, 1998 at a cost of approximately $400,000. Under the third and final phase of the program, which is expected to be completed by March 31, 1999 at a cost of approximately $250,000, the Company will complete the upgrade of its manufacturing and distribution systems, update the software connecting the Company to its other offices and replace and upgrade hardware.

         The Company has not yet established a contingency plan in the event that the Company's Year 2000 program does not successfully convert its software and hardware to be Year 2000 compliant. However, the Company intends to establish a contingency plan by May 1999. Funding requirements have been incorporated into the Company's capital and operating expenditure plans and are not expected to have a material adverse effect on the Company's financial condition or results of operations. The Company initiated formal communications with its major customers, vendors and others in November 1997 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issue and at this time does not believe that such third parties' failure will have a material adverse effect on the Company's financial condition or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 30, 1998, Mr. Ellison C. Morgan, a director of the Company, settled an action brought by the Securities and Exchange Commission (the "SEC ") alleging a violation of Section 10(b) of the Securities Exchange Act of 1934,as amended ("the Exchange Act"), and Rule 10b-5 promulgated thereunder that is unrelated to Mr. Morgan's position with the Company. Without admitting or denying the allegations of the SEC's complaint, Mr. Morgan agreed to disgorge profits and pay civil penalties totaling $229,808, and consented to a permanent injunction requiring him to comply with the relevant sections of the federal securities laws and rules.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Amendment No. 1 to the Amended and Restated Bylaws of The Sirena Apparel Group, Inc.

                  10.2 Amendment No. 1 to Employment Agreement, dated as of September 29, 1997, by and between The Sirena Apparel Group, Inc. and Maurice B. Newman.

                  10.3 Industrial Real Estate Lease dated as of August 1, 1998 between American Industries, Inc. and The Sirena Apparel Group, Inc.

                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       THE SIRENA APPAREL GROUP, INC.



Date:  November 13, 1998               By /S/ RICHARD A. GERHART
                                          --------------------------------------
                                          RICHARD A. GERHART
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial and
                                          Accounting Officer)