Form 10-Q
period 1998-12-31
SIRENA APPAREL GROUP INC
filed 1999-02-16
CIK 925543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     (Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
     _______________.

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

                                                              [X] Yes   [ ] No

AT JANUARY 31, 1999, 5,067,391 SHARES OF $0.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                                    FORM 10-Q



                                      INDEX

                         PART I - FINANCIAL INFORMATION                       PAGE
                                                                              ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31,
          1998 (unaudited) and June 30, 1998                                   3

          Consolidated Statements of Operations for the
          Three and Six months ended December 31, 1998
          and 1997 (unaudited)                                                 5

          Consolidated Statements of Cash Flows for the six
          months ended December 31, 1998 and 1997 (unaudited)                  6

          Notes to Consolidated Financial Statements
          December 31, 1998                                                    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        9

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                         14

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 2.   Changes in Securities and Use of Proceeds                           14

Item 3.   Defaults Upon Senior Securities                                     14

Item 4.   Submission of Matters to a Vote of Security Holders                 14

Item 5.   Other Information                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                    16

Signatures                                                                    17

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                         THE SIRENA APPAREL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                               December 31,          June 30,
                                                   1998                1998
                                               ------------        ------------
                                               (Unaudited)
ASSETS
Current assets
 Cash                                          $    321,000        $     95,000
 Accounts receivable, net of
  allowance of $ 1,661,000
  (December 31, 1998) and
  $1,908,000 (June 30, 1998)
  (Note 3)                                        4,999,000           6,884,000
 Inventories (Note 4)                            19,554,000           7,016,000
 Prepaids and other current assets                1,050,000             408,000
                                               ------------        ------------
Total current assets                             25,924,000          14,403,000

Equipment and leasehold improvements:
 Furniture, fixtures and equipment                3,989,000           3,917,000
 Leasehold improvements                           1,023,000             903,000
 Computer projects in progress                      913,000             778,000
                                               ------------        ------------
                                                  5,925,000           5,598,000
 Less accumulated depreciation
 and amortization                                (3,747,000)         (3,526,000)
                                               ------------        ------------
                                                  2,178,000           2,072,000

Equipment under capital lease,
 less accumulated amortization
 of $101,000 (December 31, 1998)
 and $79,000 (June 30, 1998)                        113,000             135,000

Intangible assets, less accumu-
 lated amortization of $1,301,000
 (December 31, 1998) and $1,145,000
 (June 30, 1998)                                  5,117,000           5,271,000

Deposits                                            241,000             149,000
                                               ------------        ------------
Total assets                                   $ 33,573,000        $ 22,030,000
                                               ============        ============

See accompanying notes.

                                               December 31,           June 30,
                                                   1998                1998
                                               ------------        ------------
                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities
 Bank overdraft                                $  2,002,000        $    920,000
 Due to factor                                    7,000,000                  --
 Accounts payable                                 8,255,000           1,968,000
 Note payable (Note 6)                              237,000             237,000
 Accrued liabilities                                506,000           1,855,000
Current portion of
 capital lease obligations                           43,000              46,000
Current portion-note payable
 to factor                                          200,000             200,000
                                               ------------        ------------
Total current liabilities                        18,243,000           5,226,000

Capital lease obligations,
 less current portion                                73,000              95,000
Note payable to factor, less
 current portion                                    117,000             217,000

Stockholders' equity
 Common Stock,$0.01 par value
  Authorized, 20,000,000 shares
  Issued and outstanding,
  5,067,391 shares (December 31,
  1998) and 5,019,391 (June 30, 1998)                51,000              50,000
 Additional paid-in capital                      34,064,000          33,897,000
 Accumulated deficit                            (18,975,000)        (17,455,000)
                                               ------------        ------------
 Total stockholders' equity                      15,140,000          16,492,000
                                               ------------        ------------
Total liabilities and stock-
 holders' equity                               $ 33,573,000        $ 22,030,000
                                               ============        ============

See accompanying notes

                         THE SIRENA APPAREL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          Three Months Ended                     Six Months Ended
                                                             December 31,                           December 31,
                                                  --------------------------------        --------------------------------
                                                      1998                1997                1998                1997
                                                  ------------        ------------        ------------        ------------
Net sales                                         $ 11,760,000        $  9,627,000        $ 14,056,000        $ 11,160,000
Cost of goods sold                                   5,966,000           5,529,000           7,668,000           7,055,000
                                                  ------------        ------------        ------------        ------------
Gross profit                                         5,794,000           4,098,000           6,388,000           4,105,000
Selling, general, & administrative expenses          4,696,000           3,266,000           7,279,000           5,395,000
Depreciation and amortization                          122,000              82,000             268,000             160,000
                                                  ------------        ------------        ------------        ------------
Total operating expenses                             4,818,000           3,348,000           7,547,000           5,555,000
                                                  ------------        ------------        ------------        ------------
Income (loss) from operations                          976,000             750,000          (1,159,000)         (1,450,000)
Interest expense                                      (243,000)           (133,000)           (332,000)           (168,000)
                                                  ------------        ------------        ------------        ------------
Income (loss) before provision
 for income taxes                                      733,000             617,000          (1,491,000)         (1,618,000)
Provision for income taxes (Note 5)                     29,000              25,000              29,000              25,000
                                                  ------------        ------------        ------------        ------------
Net income (loss)                                 $    704,000        $    592,000        $ (1,520,000)       $ (1,643,000)
                                                  ============        ============        ============        ============
Net income (loss) per share-basic                 $       0.14        $       0.13        $(      0.30)       $(      0.35)
                                                  ============        ============        ============        ============
Net income (loss) per share-diluted               $       0.14        $       0.13        $(      0.30)       $(      0.35)
                                                  ============        ============        ============        ============


Weighted average number of
  common shares outstanding:
  Basic                                              5,041,791           4,649,230           5,030,591           4,649,230
  Diluted                                            5,201,712           4,695,462           5,030,591           4,649,230



See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six Months Ended
                                                        December 31,
                                             ----------------------------------
                                                 1998                  1997
                                             ------------          ------------
OPERATING ACTIVITIES
Net (loss)                                   $ (1,520,000)         $ (1,643,000)
Adjustments to reconcile
 net (loss) to net
 cash used in
 operating activities:
  Depreciation and amortization                   399,000               273,000
  Changes in operating
   assets and liabilities:
  Accounts receivable and
   due to/from factor                           8,885,000             6,776,000
  Inventories                                 (12,538,000)           (8,937,000)
  Prepaid and other assets                       (734,000)             (147,000)
  Accounts payable                              6,287,000             3,673,000
  Accrued liabilities                          (1,349,000)             (681,000)
                                             ------------          ------------
  Net cash used in operat-
   ing activities                                (570,000)             (686,000)

INVESTING ACTIVITIES
Purchases of property,
 plant and equipment                             (328,000)             (139,000)
                                             ------------          ------------
Net cash used in investing
 activities                                      (328,000)             (139,000)

FINANCING ACTIVITIES
Payment on capital lease
 obligations                                      (25,000)              (19,000)
Payment on note payable                          (100,000)                   --
Increase in bank
 overdraft                                      1,082,000             1,142,000
Proceeds from options
 exercised                                       167,000                    --
                                             ------------          ------------
Net cash provided by
 financing activities                           1,125,000             1,123,000
                                             ------------          ------------
Increase in cash                                  226,000               298,000
Cash at beginning of period                        95,000               202,000
                                             ------------          ------------
Cash at end of period                        $    321,000          $    500,000
                                             ============          ============


See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        COMPANY BACKGROUND AND NATURE OF BUSINESS - The Sirena Apparel Group, Inc. (the "Company ") was incorporated in Delaware and designs, manufactures and markets branded and private label swimwear, resortwear and intimate apparel for each principal part of the women's market.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SIRENAMEX S.A. de C.V., a Mexican corporation. All the significant intercompany accounts and transactions have been eliminated.

        REVENUE RECOGNITION - The Company recognizes revenue as of the date the merchandise is shipped to its customers. Allowance for estimated returns and discounts is provided when the related revenue is recorded.

        ADVERTISING COSTS - The Company expenses nonreimbursable advertising costs in the period incurred.

3.      ACCOUNTS RECEIVABLE

        The Company factors substantially all of its accounts receivable with Heller Financial ("Heller"). Under the factoring agreement the Company may draw short-term advances up to 80% of uncollected receivables, less reserves as determined by the factor. In addition, the Company may draw short-term advances up to 50% of eligible inventory, as defined in the factoring agreement, to a maximum of $5.0 million (in January, February and March) and ranging to a maximum of $1.0 million (in June and July). The Company may also borrow seasonal over-advances from September 1 to March 31 each year up to a maximum of $2.0 million (in December and January). Interest at the prime rate plus 0.375%, 2.0% and 2.0% is to be charged on factor advances, short-term advances and seasonal over-advances, respectively. Aggregate obligations under the agreement cannot exceed $20.0 million. The agreement expires on August 18, 2000 and includes certain financial covenants, including minimum tangible net worth, working capital, and debt to tangible net worth ratio requirement. The Company was in compliance with all the covenants at December 31, 1998.

4.      INVENTORIES

        Inventories consist of the following:

                                       December 31,           June 30,
                                          1998                  1998
                                       -----------           -----------
        Raw materials                  $ 6,298,000           $ 4,001,000
        Work-in-process                  4,997,000               989,000
        Finished goods                   8,259,000             2,026,000
                                       -----------           -----------
        Total                          $19,554,000           $ 7,016,000
                                       ===========           ===========


5.      INCOME TAXES

        No benefit for income taxes for the loss incurred during the six months ended December 31, 1998 and 1997 has been recorded as the Company has historically not been a taxpayer.

6.      NOTE PAYABLE

        The Company has entered into a $500,000 term loan with Heller to finance the acquisition of Jezebel (balance was $317,000 at December 31, 1998). The term loan bears interest at the rate established from time to time by Bank of America (7.75% at December 31, 1998) plus 1.5%, commenced on January 29, 1998, and is payable in 29 equal monthly installments of of $16,667, with the remainder to be paid in full on June 30, 2000. Annual maturities of the note for the fiscal years ended June 30, 1999 and 2000 are $199,902 and $216,678, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are subject to a variety of risks and uncertainties. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that could cause actual results to differ materially from the Company's expectations, see "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Factors That May Affect Future Results" contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

The following discussion is intended to provide a better understanding of the significant changes in the trends relating to the Company's financial condition and results of operations. Managements Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

NET SALES. Net sales increased to $11,760,000 for the second quarter ended December 31 1998 from $9,627,000 in the comparable period last year, an increase of 22.2%. Net sales in the six months ended December 31, 1998 increased to $14,056,000 from $11,160,000 in the comparable period last year, an increase of 25.9%. The increase of $2.1 million in net sales for the second quarter is mainly due to: (i) a 100% ($1.5 million) increase in the revenues of the new Jezebel intimate apparel division, for which there were no comparable revenues last year,(ii) a 9.8% increase in the revenues of the Branded swimwear division which resulted from the re-launched Rose Marie Reid brand ($0.2 million), Anne Klein Brand ($0.2 million) and the new Hang Ten brand ($0.2 million), for which there were no comparable revenues in the prior year; and (iii) lower levels of returned merchandise.

The $2.9 million increase in net sales for the six months ended December 31, 1998 over the comparable period last year resulted from: (i) increased revenues of $2.8 million of the new Jezebel intimate apparel division, for which there were no comparable revenues last year; and (ii) lower levels of returned merchandise.

GROSS PROFIT. Gross profit increased to $5,794,000 (49% of net sales) for the second quarter ended December 31, 1998 from $4,098,000 (43% of net sales) for the comparable period last year, an increase of $1.7 million or 41%. Gross profit in the six months ended December 31, 1998 increased to $6,388,000 (45% of net sales) from $4,105,000 (37% of net sales) for the comparable period last year, an increase of $2.3 million or 56%. The increase in gross profit for the second quarter resulted from the increase in net sales, and an increase in gross profit as a percentage of net sales. Gross margin increased in the second quarter due to improved performance of the Branded and Resortwear divisions and the increased shipments in the Jezebel intimate apparel division, reflecting the impact of favorable higher initial selling prices, lower returned merchandise levels, and less inventory liquidation.

The increase in gross profit and gross margin for the six months ended December 31, 1998 resulted from increased net sales generally including increased net sales in branded merchandise as compared to off-price merchandise, less inventory liquidation sales at low margins due to the lower inventory levels of such merchandise and the impact of lower levels of returned merchandise compared to the same period in the prior year.

OPERATING EXPENSES. Operating expenses increased to $4,818,000 (41% of net sales) for the second quarter ended December 31, 1998 from $3,348,000 (35% of net sales) in the comparable period last year, an increase of 44%. Operating expenses increased to $7,547,000 (54% of net sales) for the six months ended December 31, 1998 from $5,555,000 (50% of net sales) in the comparable period last year, an increase of 26%. The increase in such expenses in both the three and six month periods ended December 31, 1998 was due to (i)higher selling and design expenses associated with the new Hang Ten line and Jezebel intimate apparel division, the re-launching of the Rose Marie Reid label and the costs associated with entering into the license agreement for the new Anne Klein intimate line, (ii) charges relating to upgrading the Company's computer system and (iii) costs related to the move and relocation to the Company's new headquarters.

INTEREST EXPENSE. Interest expense increased to $243,000 (2% of net sales) for the second quarter ended December 31, 1998 from $133,000 (1% of net sales) in the comparable period last year, an increase of 83%. Interest expense increased to $332,000 (2% of net sales) in the six months ended December 31, 1998 from $168,000 (2% of net sales) in the comparable period last year, an increase of 98%. Such increase resulted from higher borrowings on the seasonal line of credit from the Company's factor in the three and six month periods.

NET INCOME. Net income increased to $704,000, $0.14 per common share (Basic and Diluted), for the second quarter ended December 31, 1998 from $592,000, $0.13 per common share (Basic and Diluted), in the comparable period last year. Net loss decreased to $1,520,000, ($0.35) per common share (Basic and Diluted), for the six months ended December 31, 1998 from a loss of $1,643,000, ($0.35) per common share (Basic and Diluted), in the comparable period last year. The increase in net income for the three months ended December 31, 1998 and the decrease in net loss for the six months ended December 31, 1998 was due to (i) an increase in net sales, (ii) increased gross profit, and(iii) higher gross margin percentages. These effects were partially offset by the increase in selling, general, and administrative expenses and higher interest expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for funds has been to finance its growth in sales and inventory, the development of new product lines and the improvement of its operating, manufacturing and customer service capabilities. The Company has financed its working capital requirements from its cash flow from operations, advances drawn under its factoring and revolving credit arrangements and proceeds from its initial public offering in 1994 and secondary public offering in November 1995. The Company regularly evaluates its sources of working capital to enable it to finance its growth for the foreseeable future. There can be no assurance that such sources will be available or sufficient to meet the Company's needs.

Net cash used in operating activities for the six months ended December 31, 1998 was $570,000 compared to $686,000 in the comparable period last year. Increased bookings of sales for future delivery required the Company to carry higher inventory levels, which consumed more cash.

At December 31, 1998, working capital was approximately $8,017,000 compared to approximately $6,564,000 at December 31, 1997. The decrease in working capital resulted primarily from increased accounts payable related to the purchases of raw material inventory. Inventory increased to $19,554,000 at December 31, 1998 from $13,188,000 at December 31, 1997, an increase of 48.3%. This increase was a result of a higher work-in-process level, which is consistent with the level of bookings activity in the period and the addition of the Jezebel intimate apparel division.

The Company has an accounts receivable, inventory, seasonal overadvance and factoring services arrangement with Heller pursuant to which the Company sells to Heller all of the Company's accounts receivable at their net invoice price less a commission of 0.60% with no minimum or ancillary fees. Advances are made without recourse for the financial inability of the customer to pay with respect to all accounts receivable approved by Heller. The Company bears the entire risk of non-approved receivables and accounts receivable returned by the factor to the Company. Prior to Heller's payment, the Company may draw short-term advances from Heller up to 80% of the uncollected receivables less reserves as determined by Heller, which advances bear interest at an annual rate of 0.375% over the prime rate established from time to time by Bank of America (7.75% at December 31, 1998). Additional interest of 1% is due on excess inventory levels, as defined in the factoring agreement, over short-term advances. Heller collects such advances and interest by offsetting against amounts due to the Company upon the collection of factored receivables. In addition, the Company may draw short-term advances from Heller of (i) up to 50% of eligible inventory which is current season inventory and (ii) up to 40% prior to October 31 and up to 25% during the period between November 1 and June 30, in each case of eligible inventory which is not current season inventory, less (iii) such reserves as Heller elects to establish.

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

The balance of seasonal short-term advances from the factor ("due to factor") was $7,000,000 at December 31, 1998, compared to $2,615,000 at December 31, 1997. At December 31, 1998, the amount payable to factored receivables upon the collection thereof less the amount of outstanding advances to the Company ("amount due from factor ") was $3,896,000, compared to $3,566,000 at December 31, 1997.

During the second quarter of fiscal 1999 the Company developed plans for sales of its products over the Internet. The Company's Online Store, which is expected to be open to consumers sometime in March 1999, will initially feature swimwear, intimates and active wear under the Company's Rose Marie Reid and Hot Water labels at normal retail prices. The initial cost for the development of the Online Store is expected to be approximately $50,000. The Company plans to support the Online Store with on-line advertising, through hyperlinks to other web pages.

The Company leases the premises of its manufacturing facilities in

Sonora, Mexico from American Industries, Inc. ("AII"), a corporation controlled by Howard Hedinger, a principal stockholder and a director of the Company. In late December 1998, the second factory building was completed by AII. The Company will lease the new premises from AII. The Company currently is in a process of hiring new factory workers. The Mexican factory currently operates at 50% of capacity. Production is expected to be 100% by the end of February 1999.

In December 1998, the Company finalized its plans to relocate its South El Monte executive offices, manufacturing and distribution facilities to a new location in Vernon, California, formerly the manufacturing site for another apparel firm. It is anticipated that the new facilities will require minimal leasehold improvements and capital investments to make the facility fully functional for the Company's needs. In addition, the Company will acquire specialized apparel production equipment, worth approximately $1.5 million, at minimal additional cost to the Company. The Company also negotiated the lease for a seven year term, commencing on June 1, 1999 at a base rate of $62,500 per month for the first 21 months, increasing to $68,310 per month for the following 30 months and increasing to $76,600 per month for the remaining 33 months.


YEAR 2000 COMPLIANCE

Following a comprehensive study of the Company's current systems and future system requirements, the Company initiated a program in October 1997 to update or replace existing systems with enhanced hardware and software applications. The objectives of the new program are to achieve competitive benefits for the Company, as well as assuring that all systems are Year 2000 compliant. Implementation of this program is expected to require expenditures of approximately $1,100,000 and to be completed in three phases by June 30, 1999, of which the first two phases have already been completed. The first phase of the program, which involved updating the Company's financial systems, was completed by August 30, 1998 at a cost of $450,000. The second phase involved updating and replacing the Company's systems relating to distribution and manufacturing and was completed on October 19, 1998 at a cost of approximately $400,000. Under the third and final phase of the program, which is expected to be completed by March 31, 1999 at a cost of approximately $250,000, the Company will update its manufacturing system, the software connecting the Company to its other offices and replace and upgrade hardware.

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

SUBSEQUENT EVENTS

During February 1999, the Company borrowed from AII $2,000,000 to be payable under two separate promissory notes payable sixty days from the date of issuance at the rate of 12% per annum. The Company believes that such promissory notes were issued to AII on standard market terms and conditions.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        On September 30,1998, Mr. Ellison C. Morgan, a director of the Company, settled an action brought by the Securities and Exchange Commission (the"SEC") alleging a violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder that is unrelated to Mr. Morgan's position with the Company. Without admitting or denying the allegations of the SEC's complaint, Mr. Morgan agreed to disgorge profits and pay civil penalties totaling $229,808, and consented to a permanent injunction requiring him to comply with the relevant sections of the federal securities laws and rules.

Item 2. Changes in Securities. None


Item 3. Defaults Upon Senior Securities. None


Item 4. Submission of Matters to a Vote of Security Holders.

        (a)    The Annual Meeting of Stockholders was held on November 19, 1998.

        (b) At the Meeting, management's nominee as set forth in the proxy statement for the Meeting, Howard H. Hedinger, was elected. The election of Mr. Hedinger was approved by a vote of 4,438,798 shares in favor and 5,500 shares withheld. Maurice B. Newman and Douglas Arbetman will continue to serve as directors of the Company until the Annual Meeting of the Company to be held in fiscal 2000 and Ellison C. Morgan will continue to serve as a director of the Company until the Annual Meeting of the Company to be held in fiscal 2001.

        (c) The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent public accountants for the year ending June 30, 1999 was approved by a vote of 4,442,598 shares in favor, 1,700 shares against and zero shares abstained.

               There were no broker non-votes for the election of directors or ratification of independent public accountants at the Annual Meeting.

Item 5. Other information.

ANNE KLEIN INTIMATE APPAREL AGREEMENT

The Company signed an agreement on December 10, 1998 with Anne Klein Company to license intimate apparel articles to include bras, daywear and shapewear as well as large-sizes for these categories under "Anne Klein" and related labels. The intimate apparel collection is planned to launch to the trade at May 1999 market for in-store deliveries beginning in September 1999.

NEW CORPORATE HEADQUARTERS

The Company is moving its entire facilities into a 208,000 square foot building in Vernon, California effective March 1999. The Company's new address and phone number will be:

                         The Sirena Apparel Group, Inc.
                         2825 South Santa Fe Avenue
                         Vernon, California 90058-1408
                         Main Phone Number: (323)581-9700
                         Main Fax Number : (323)581-9100

The new building will house the Company's entire operations, including its corporate headquarters, manufacturing, raw materials and trimming, design studios and distribution facilities. The move will begin in January 1999 and will conclude with the transfer of the manufacturing facilities on June 1, 1999. The Company's current 126,000 square foot South El Monte facility, in use since the Company was started in 1959, will continue in operation until June 1, 1999.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.1* License Agreement between The Sirena Apparel Group, Inc. and Anne Klein LLC effective as of December 14, 1998.

          10.2 Standard Lease Agreement by and between The Sirena Apparel Group, Inc. and On Santa Fe Partners, LLC dated November 19, 1998.

          27.1      Financial Data Schedule.


     (b)  Reports on Form 8-K

          None.




        * The Company has requested confidential treatment for a portion of this exhibit.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE SIRENA APPAREL GROUP, INC.




Date:  February 12, 1999                     By /S/ RICHARD A. GERHART
       -----------------                        --------------------------------
                                                RICHARD A. GERHART
                                                Chief Financial Officer
                                                  Duly Authorized Officer and
                                                  Principal Financial and
                                                  Chief Accounting Officer)