Form 10-Q
period 1999-03-31
SIRENA APPAREL GROUP INC
filed 1999-05-17
CIK 925543

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         (Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
         from               to              .
             ---------------  -------------

                         Commission file number: 0-24636


                         THE SIRENA APPAREL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                     36-2998726
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                           2825 SOUTH SANTA FE AVENUE
                            VERNON, CALIFORNIA 90058
               (Address of principal executive offices)(Zip code)
                                  (323)581-9700
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes [ ] No

At May 14, 1999, 5,077,391 shares of $0.01 par value Common Stock of the Registrant were outstanding.

                                    FORM 10-Q



                                      INDEX



                                                                                  PAGE
                                                                                  ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets                                                            3
          March 31, 1999 and June 30, 1998

          Statements of Operations                                                  5
          Three and nine months ended March 31, 1999
          and 1998

          Statements of Cash Flows                                                  6
          Nine months ended March 31, 1999 and 1998

          Notes to Financial Statements                                             7
          March 31, 1999

Item 2.   Management's Discussion and Analysis of                                   10
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk.                                                              16


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                         17

Item 2.   Changes in Securities                                                     17

Item 3.   Defaults Upon Senior Securities                                           17

Item 4.   Submission of Matters to a Vote of Security Holders                       17

Item 5.   Other Information                                                         17

Item 6.   Exhibits and Reports on Form 8-K                                          17

Signatures                                                                          18

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements


                         THE SIRENA APPAREL GROUP, INC.
                                 BALANCE SHEETS



                                              March 31,           June 30,
                                                1999                1998
                                            ------------        ------------
                                            (Unaudited)
ASSETS
Current assets
 Cash                                       $    107,000        $     95,000
 Accounts receivable, net of
  allowance of $ 1,347,000
  (March 31, 1999) and
  $1,908,000 (June 30, 1998)
  (Note 3)                                    12,651,000           6,884,000
 Inventories (Note 4)                         17,657,000           7,016,000
 Prepaids and other current assets               906,000             408,000
                                            ------------        ------------
Total current assets                          31,321,000          14,403,000

Equipment and leasehold improvements:
 Furniture, fixtures and equipment             4,066,000           3,917,000
 Leasehold improvements                        1,067,000             903,000
 Computer projects in progress                 1,391,000             778,000
                                            ------------        ------------
                                               6,524,000           5,598,000
 Less accumulated depreciation
 and amortization                             (3,854,000)         (3,526,000)
                                            ------------        ------------
                                               2,670,000           2,072,000

Equipment under capital lease,
 less accumulated amortization
 of $111,000 (March 31, 1999)
 and $79,000 (June 30, 1998)                     103,000             135,000

Intangible assets, less accumu-
 lated amortization of $1,367,000
 (March 31, 1999) and $1,145,000
 (June 30, 1998)                               5,049,000           5,271,000


Deposits                                         332,000             149,000
                                            ------------        ------------
Total assets                                $ 39,475,000        $ 22,030,000
                                            ============        ============


See accompanying notes.

                                              March 31,           June 30,
                                               1999                1998
                                           ------------        ------------
                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Bank overdraft                            $  2,348,000        $    920,000
 Due to factor                                5,000,000                  --
 Accounts payable                             9,027,000           1,968,000
 Notes payable to American
  Industries                                  2,000,000                  --
 Notes payable                                       --             237,000
 Accrued liabilities                          1,306,000           1,855,000
 Current portion of
  capital lease obligations                      45,000              46,000
 Current portion-note payable
  to factor (Note 6)                            200,000             200,000
                                           ------------        ------------
Total current liabilities                    19,926,000           5,226,000

Capital lease obligations,
 less current portion                            63,000              95,000
Note payable to factor, less
 current portion (Note 6)                        67,000             217,000

Stockholders' equity
 Common Stock,$.01 par value
  Authorized, 20,000,000 shares
  Issued and outstanding,
  5,077,391 shares (March 31, 1999)
  and 5,019,391 (June 30, 1998)                  51,000              50,000
 Additional paid-in capital                  34,086,000          33,897,000
 Accumulated deficit                        (14,718,000)        (17,455,000)
                                           ------------        ------------
 Total stockholders' equity                  19,419,000          16,492,000
                                           ------------        ------------
Total liabilities and stock-
 holders' equity                           $ 39,475,000        $ 22,030,000
                                           ============        ============


See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                       Three Months Ended                 Nine Months Ended
                                                             March 31,                         March 31,
                                                  -----------------------------       -----------------------------
                                                     1999               1998             1999              1998
                                                  -----------       -----------       -----------       -----------
Net sales                                         $27,873,000       $23,520,000       $41,928,000       $34,680,000
Cost of goods sold                                 17,111,000        14,158,000        24,779,000        21,213,000
                                                  -----------       -----------       -----------       -----------
Gross profit                                       10,762,000         9,362,000        17,149,000        13,467,000
Selling, general, & administrative expenses         5,836,000         5,170,000        13,383,000        10,725,000
                                                  -----------       -----------       -----------       -----------
Total operating income                              4,926,000         4,192,000         3,766,000         2,742,000
Interest expense                                      562,000           333,000           894,000           501,000
                                                  -----------       -----------       -----------       -----------
Income before provision
 for income taxes                                   4,364,000         3,859,000         2,872,000         2,241,000
Provision for income taxes(Note 5)                    106,000            65,000           135,000            90,000
                                                  -----------       -----------       -----------       -----------
Net income                                        $ 4,258,000       $ 3,794,000       $ 2,737,000       $ 2,151,000
                                                  ===========       ===========       ===========       ===========
Net income per share-basic                        $      0.84       $      0.82       $      0.54       $      0.46
                                                  ===========       ===========       ===========       ===========
Net income per share-diluted                      $      0.81       $      0.80       $      0.52       $      0.46
                                                  ===========       ===========       ===========       ===========
Weighted average number of
 common shares outstanding:
  Basic                                             5,067,391         4,649,340         5,042,858         4,649,340
  Diluted                                           5,255,042         4,736,060         5,216,769         4,696,553



See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                  Nine Months Ended
                                                      March 31,
                                          --------------------------------
                                              1999                1998
                                          ------------        ------------
OPERATING ACTIVITIES
Net income                                $  2,737,000        $  2,151,000
Adjustments to reconcile net
 income to net cash used in
 operating activities:
  Depreciation and amortization                582,000             433,000
  Changes in operating
   assets and liabilities:
  Accounts receivable and due
   to/from factor                             (767,000)            921,000
  Inventories                              (10,641,000)         (7,501,000)
  Prepaid and other assets                    (681,000)            105,000
  Accounts payable                           7,059,000           2,395,000
  Accrued liabilities                         (549,000)            (19,000)
                                          ------------        ------------
           Net cash used in operat-
   ing activities                           (2,260,000)         (1,515,000)

INVESTING ACTIVITIES
Purchase of Jezebel                                 --            (307,000)
Increase in other assets                            --              (4,000)
Purchases of property,
 plant and equipment                          (926,000)           (342,000)
                                          ------------        ------------
Net cash used in investing
 activities                                   (926,000)           (653,000)

FINANCING ACTIVITIES
Payment of notes payable                      (387,000)                 --
Proceeds from notes payables
 to American Industries                      2,000,000                  --
Proceeds from the exercise
 of options                                    190,000               9,000
Payment on capital lease
 obligations                                   (33,000)            (30,000)
Bank borrowings                                     --             467,000
Increase in bank
 overdraft                                   1,428,000           1,654,000
                                          ------------        ------------
Net cash provided by
 financing activities                        3,198,000           2,100,000
                                          ------------        ------------
Increase (decrease) in cash                     12,000             (68,000)
Cash at beginning of period                     95,000             202,000
                                          ------------        ------------
Cash at end of period                     $    107,000        $    134,000
                                          ============        ============


See accompanying notes.

                         THE SIRENA APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS



1.         BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
           Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           COMPANY BACKGROUND AND NATURE OF BUSINESS - The Sirena Apparel Group, Inc. (the "Company") was incorporated in Delaware and designs, manufactures and markets branded and private label swimwear, resortwear and intimate apparel for each principal part of the women's market.

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, SIRENAMEX S.A. de C.V., a Mexican corporation. All the significant intercompany accounts and transactions have been eliminated.

           REVENUE RECOGNITION - The Company recognizes revenue as of the date the merchandise is shipped to its customers. Allowance for estimated returns and discounts is provided when the related revenue is recorded based upon historical return rates and management's estimate of future allowances.

           ADVERTISING COSTS - The Company expenses nonreimbursable advertising costs in the period incurred.

           FOREIGN CURRENCY - The Company transacts with its Mexican subsidiary in U.S. Dollars. The effect of foreign currency transaction adjustments has been minor.

3.         ACCOUNTS RECEIVABLE

           The Company factors substantially all of its accounts receivable with Heller Financial, Inc. ("Heller"). Prior to April 21, 1999,under the factoring agreement, the Company was able to draw short-term advances up to 80% of uncollected receivables, less reserves as determined by the factor. In addition, the Company was able to draw short-term advances up to 50% of eligible inventory, as defined in the factoring agreement, to a maximum of $5.0 million (in January and February) and ranging to a maximum of $1.0 million (in June and July). The Company was able to also borrow seasonal over-advances from September 1 to March 31 each year up to a maximum of $2.0 million (in December and January). Interest at the prime rate plus 0.375%, 2.0% and 3.0% was charged on factor advances, short-term advances and seasonal over-advances, respectively. Aggregate obligations under the agreement could not exceed $25.0 million. The agreement included certain financial covenants, including minimum tangible net worth, working capital, and debt to tangible net worth. The Company was in compliance with all covenants at March 31, 1999. On April 21, 1999, in connection with the credit facility described below, the Company and Heller entered into a modified factoring agreement. Under this arrangement, Heller only factors the Company's accounts receivable, and the amounts due to the Company as a result are part of the collateral for the credit facility. The modified factoring agreement expires on April 21, 2002.

           On April 21, 1999 the Company entered into a Loan and Security Agreement (the "Foothill Credit Facility") with Foothill Capital Corporation which provides for advances and commercial letters of credit of up to $32.0 million through April 21, 2002. The Foothill Credit Facility has a sublimit of $1.0 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible factored and house accounts receivable, plus an inventory advance of up to 30% of the cost of eligible domestic raw materials on hand from March 1st through August 30th and up to 50% of the cost from September 1st through February 28th plus up to 50% of the cost of eligible domestic finished goods inventory from May 1st through September 30th and 65% of the cost of finished goods inventory from October 1st through April 30th. Interest on base borrowings is charged at the Wells Fargo Bank, NA prime rate plus 0.25%. The Foothill Credit Facility is collateralized by all the assets of the Company. The Foothill Credit Facility includes certain financial covenants, including profitability and tangible net worth.

           The proceeds from the Foothill Credit Facility were used to refinance the indebtedness owed the factor under the credit facility with Heller and for repayment of notes payable to American Industries, Inc., a corporation controlled by Howard H. Hedinger, a principal stockholder and a director of the Company.


4.         INVENTORIES

           Inventories consist of the following:

                                        March 31,           June 30,
                                          1999                1998
                                       -----------        -----------
           Raw materials               $ 6,344,000        $ 4,001,000
           Work-in-process               4,243,000            989,000
           Finished goods                7,070,000          2,026,000
                                       -----------        -----------
           Total                       $17,657,000        $ 7,016,000
                                       ===========        ===========

5.         INCOME TAXES

           The provision for income taxes for the nine months ended March 31, 1999 is at a nominal tax rate based on the Company's anticipated effective tax rate.


6.         NOTE PAYABLE TO FACTOR

           The Company had a $500,000 term loan with Heller to finance the acquisition of Jezebel(balance was $267,000 at March 31, 1999). The term loan bore interest at the rate established from time to time by Bank of America plus 1.5% (9.25% at March 31, 1999), commenced on January 29, 1998, and was payable in 29 equal monthly installments of $16,667, with the remainder to be paid in full on June 30, 2000. However, on April 22, 1999, the Company paid-off this loan from funds obtained from the Foothill Credit Facility.

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


Net Sales. Net sales increased to $27,873,000 in the third quarter ended March 31, 1999 from $23,520,000 in the comparable period of the prior year, an increase of 18.5%. Net sales for the nine months ended March 31, 1999 increased to $41,928,000 from $34,680,000 in the comparable period of the prior year, an increase of 21%.

The increase in net sales for the third quarter consisted of the following: (1)a $2.4 million or 16.9% increase in the Branded swimwear division which increase is mainly due to $0.3 million or 100% increase in the revenues of the re-launched Rose Marie Reid brand, $0.7 million or 100% increase in the revenues of the new Hang Ten brand, $1.0 million or 29% increase in the revenues of the Anne Klein Brand, $0.4 million or 6.7% increase in the revenues of the Sirena brand and $0.5 million or 12.9% increase in revenues of the Liz Claiborne brand and the impact of lower merchandise returns as compared to the same period of the prior year, offset by $0.5 million decrease in revenues of other brands; (2) a $0.5 million or 15.5% increase in the revenues of the Resortwear division that resulted from continued lower levels of returns and strong retail sellthrough;(3) a $1.2 million or 23.7% increase in the revenues of the Private Label division which was due to quick retail turns at mass merchandisers and a better fill rate on orders, resulting in fewer cancellations of orders; and (4)a $0.3 million or 23.4% increase in the revenues from the Jezebel line which was acquired in January 1998 for which there were only two months of sales in the prior year's comparable period.

The increase in net sales for the nine months ended March 31, 1999 over the comparable period last year resulted from: (1) increased revenues of the Liz Claiborne swimwear line of $0.3 million or 7.3%, increase in revenues of the Anne Klein swimwear line of $1.1 million or 19%, increase in revenues of the re-launched Rose Marie Reid brand of $0.4 million or 366%, increase in revenues of the new Hang Ten brand of $0.9 million or 100%, increase in revenues of the Private Label division of $1.4 million or 18.8%, increase in the revenues of the resortwear division of $0.4 million or 7.8% and an increase in the Jezebel intimate apparel line for which there were only five months of sales in the prior year; and (2) lower rates of returned merchandise (6.5% and 4.5% of gross sales for the nine months ended March 31, 1998 and 1999, respectively).

Gross Profit. For the third quarter ended March 31,1999 gross profit increased to $10,762,000 (38.6% of net sales) from $9,362,000 (39.8% of net sales) for the comparable period last year, an overall increase of 15%. Gross profit in the nine months ended March 31, 1999 increased to $17,149,000 (41% of net sales) from $13,467,000 (39% of net sales) for the comparable period last year, an overall increase of 27%.

The increase in gross profit for the third quarter ending March 31, 1999 resulted mainly from increased sales volume (18.5% increase for the three months as compared to the prior year).

Higher gross profit for the nine months ended March 31, 1999 was due to the following factors: increased sales volume (21% increase for the nine months as compared to the prior year), improved performance of branded, resortwear and intimate apparel divisions and 2% lower returns as compared to the prior year, in addition to lower sales of prior season units at low margins, which primarily helped margins in the first six months of fiscal 1999.

Operating Expenses. Operating expenses increased to $5,836,000(21% of net sales) for the third quarter ended March 31, 1999 from $5,170,000 (22% of net sales) in the comparable period last year, an increase of 13%. Operating expenses increased to $13,383,000(32% of net sales) for the nine months ended March 31, 1999 from $10,725,000 (31% of net sales) in the comparable period last year, an increase of 25%.

The increase in such expenses for the three and nine months ended March 31, 1999 was primarily due to:(1)higher operating expenses associated with the new Hang Ten line (increase of $0.2 million and $0.3 million for the three and nine months ended March 31, 1999, respectively) and Jezebel intimate apparel line(increase of

$0.3 million and $2.1 million for the three and nine months ended March 31, 1999, respectively) and the re-launching of the Rose Marie Reid label (increase of $0.2 million and $0.7 million for three and nine months ended March 31, 1999, respectively) and the costs associated with entering into the license agreement for the Anne Klein intimate apparel line(approximately $0.1 million for the nine months ended March 31, 1999); (2) charges relating to upgrading the Company's computer system (approximately $0.2 million and $0.3 million for the three and nine months ended March 31, 1999, respectively) and (3) costs related to the move and relocation to the Company's new headquarters (approximately $0.1 million for the three and nine months ended March 31, 1999).

Interest Expense. Interest expense increased to $562,000 (2% of net sales) for the third quarter ended March 31, 1999 from $333,000 (1.4% of net sales) in the comparable period of the prior year, an increase of 69%. Interest expense for the nine months ended March 31,1999 increased to $894,000 (2% of net sales) from $501,000 (1.4% of net sales) in the comparable period of the prior year, an increase of 78%.

The increase in interest expense for the third quarter and the nine months ended March 31, 1999 is the result of higher borrowings on the seasonal line of credit from the Company's factor in order to finance the Company's working capital requirements.

Net Income. Net Income increased to $4,258,000, or $0.84 per common share-basic and $0.81 per common share-diluted, for the third quarter ended March 31, 1999, from $3,794,000, or $0.82 per common share-basic and $0.80 per common share-diluted in the comparable period last year. Net income for the nine months ended March 31, 1999 increased to $2,737,000, or $0.54 per common share-basic and $0.52 per common share-diluted, from net income of $2,151,000, or $0.46 per common share(both basic and diluted), in the comparable nine month period of the prior year.

The increase in net income for the three and nine months ended March 31,1999 was primarily due to the higher net sales and the related increase in gross profit described above. These effects were partially offset by the increases in selling, general and administrative expenses and higher interest expenses described above.


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

Net cash used in operating activities for the nine months ended March 31, 1999 was $2,260,000 compared to $1,515,000 of cash used in the comparable period of the prior year. Current year's cash usage was higher due to the relative increases in inventories of $10.6 million and prepaid and other assets of $0.7 million, partially offset by increases in accounts payable of $7.0 million, cash generated from increased net income of $2.7 million and decrease in accounts receivable and due to/from factor of $0.8 million, as compared to the comparable period of the prior year.

At March 31, 1999, working capital was approximately $11,395,000 compared to $9,083,000 at March 31, 1998. The increase in working capital was primarily due to increased accounts receivable of $6.9 million, increased prepaids and other assets of $0.6 million and increased inventories of $5.1 million, offset by increases in accounts payable of $3.8 million and seasonal advances from the factor of $7.0 million. Inventory increased to $17,657,000 at March 31,1999 from $12,562,000 at March 31, 1998, a $5,095,000 increase. This increase was a result of increased purchases of raw materials due to the addition of the Jezebel intimate apparel line and increased in purchases, in the swimwear division in anticipation of an increase in forth quarter sales.

During the second quarter of fiscal 1999, the Company developed plans for sales of its products over the Internet. The Company's Online Store opened to consumers on April 1, 1999 and features swimwear, intimates and active wear under the Company's Rose Marie Reid and Hot Water labels at normal retail prices. The cost for the development of the Online Store was approximately $100,000. The Company plans to support the Online Store with on-line advertising, through hyperlinks to other web pages. The Company is also in process of expanding its online store with recent addition of Anne Klein Woman, the plus-size brand of Anne Klein swimwear.

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

On April 21, 1999 the Company entered into a Loan and Security Agreement (the "Foothill Credit Facility") with Foothill Capital Corporation which provides for advances and commercial letters of credit of up to $32.0 million through April 21, 2002. The

Foothill Credit Facility has a sublimit of $1.0 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible factored and house accounts receivable, plus an inventory advance of up to 30% of the cost of eligible domestic raw materials on hand from March 1st through August 30th and up to 50% of the cost from September 1st through February 28th plus up to 50% of the cost of eligible domestic finished goods inventory from May 1st through September 30th and 65% of the cost of finished goods inventory from October 1st through April 30th. Interest on base borrowings is charged at the Wells Fargo Bank, NA prime rate plus 0.25%. The Foothill Credit Facility is collateralized by all the assets of the Company. The Foothill Credit Facility includes certain financial covenants, including profitability and tangible net worth. In connection with the Foothill Credit Facility, the Company incurred loan fees and other related debt issue costs of approximately $550,000.

The proceeds from the Foothill Credit Facility were used to refinance the indebtedness owed the factor under the credit facility with Heller and for general corporate purposes.

The Foothill Credit Facility also includes a $3,000,000 term loan of which $1,000,000 is due on July 1, 1999 and the balance of $2,000,000 is due in 12 monthly installments of $166,667 each commencing August 1, 1999 until fully paid. Interest on the term loan is payable monthly at 12%. The term loan is collateralized by all of the assets of the Company.

YEAR 2000 COMPLIANCE

Following a comprehensive study of the Company's current systems and future system requirements, the Company initiated a program in October 1997 to update or replace existing systems with enhanced hardware and software applications. The objectives of the new program are to achieve competitive benefits for the Company, as well as assuring that all systems are Year 2000 compliant. Implementation of this program is expected to require expenditures of approximately $1,100,000 and to be completed in three phases by June 30,1999, of which the first two phases have already been completed. The Company does not track the cost and time that its own internal employees spend on addressing Year 2000 issues.

The first phase of the program, which involved updating the Company's financial systems, was completed in August 1998 at a cost of $450,000. The second phase involved updating and replacing the Company's systems relating to distribution and manufacturing and was completed in October 1998 at a cost of approximately $400,000. Phases 1 and 2 included a review of all hardware and software systems, business functions and trading partners that contain and/or exchange date-sensitive information. Critical IT systems, which include the Company's information system, time clocks and e-mail are stated Year 2000 compliant. The current phone system is not Year 2000 compliant and will be replaced with a Year 2000 compliant system during the month of November 1999. Under the third and final phase of the program, which is expected to be fully completed by August 31, 1999 at a cost of approximately $250,000, the Company will update its manufacturing system, the software connecting the Company to its other offices, perform diagnostics and implement Year 2000 compliant solutions in its non-IT systems, such as manufacturing equipment and those systems involved with facility management (security systems, air/heating systems, fire supression systems). At this time, the Company believes that Phase 3 is approximately 80% complete.

Should the Company and/or its third-party vendors and service providers upon whom the Company relies fail to timely identify, address and correct material Year 2000 issues, such failure could have a material adverse impact on the Company's ability to operate. In addition, if corrections made by such third-party vendors and service providers to address Year 2000 issues are incompatible with the Company's systems, the Year 2000 issue could have a material adverse impact on the Company's operations. The most reasonably likely worst case Year 2000 scenario would be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The range of adverse impacts may include the requirement to pay significant overtime to manually process certain transactions and added costs to process operating activity through a centralized administrative function. At this time, the Company is unable to predict with any certainty the estimated lost revenue it may experience as a result of such failure or disruption. Despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs to update software and hardware will not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

The Company has not yet established a contingency plan in the event that the Company's Year 2000 program does not successfully convert its software and hardware to be Year 2000 compliant. However, the Company intends to establish a contingency plan by August 1999. Funding requirements have been incorporated into the Company's capital and operating expenditure plans and are not expected to have a material adverse effect on the Company's financial condition or results of operations. The Company initiated formal communications with its major customers, vendors and others in November 1997 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issue and at this time does not believe that such third parties' failure will have a material adverse effect on the Company's financial condition or results of operations.

SUBSEQUENT EVENTS

On April 22, 1999 the Company paid-off two separate promissory notes payable to American Industries, Inc., a corporation controlled by Howard H. Hedinger, a principal stockholder and a director of the Company, issued February 1999 in the aggregate amount of $2,000,000 from proceeds received from its new credit facility.


ANNE KLEIN INTIMATE APPAREL AGREEMENT

The Company signed an agreement on December 10, 1998 with Anne Klein Company to license intimate apparel articles to include bras, daywear and shapewear as well as large-sizes for these categories under "Anne Klein" and related labels. The intimate apparel collection is planned to launch to the trade at August 1999 market for in-store deliveries beginning in December 1999.


NEW CORPORATE HEADQUARTERS

The Company is moving its entire facilities into a 208,000 square foot building in Vernon, California effective May 10, 1999. The Company's new address and phone number will be:

                         The Sirena Apparel Group, Inc.
                           2825 South Santa Fe Avenue
                          Vernon, California 90058-1408
                        Main Phone Number: (323)581-9700
                         Main Fax Number : (323)581-9100

The new building will house the Company's entire operations, including its corporate headquarters, manufacturing, raw materials, trimming, design studios and distribution facilities. The move will begin May 8,1999 and will conclude with the transfer of the manufacturing facilities on June 1, 1999. The Company's current 126,000 square foot South El Monte facility, in use since the Company was started in 1959, will continue in operation until June 1, 1999.




ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

PART II - OTHER INFORMATION


Item 1.    Legal Proceedings. None


Item 2.    Changes in Securities. None


Item 3.    Defaults Upon Senior Securities. None


Item 4.    Submission of Matters to a Vote of Security Holders. None


Item 5.    Other information. None


Item 6.    Reports on Form 8-K.

           (a) Exhibits.

               10.1 Loan and Security Agreement by and between The Sirena Apparel Group, Inc. and Foothill Capital Corporation dated as of April 21, 1999.

               10.2 Amended and Restated Collection Date Factoring Agreement dated effective as of April 22, 1999 by and between Heller Financial, Inc. and The Sirena Apparel Group, Inc.

               27.1   Financial Data Schedule.

           (b) Reports on Form 8-K.

               None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE SIRENA APPAREL GROUP, INC.




Date:  May 14, 1999                           By  /S/ RICHARD A. GERHART
       ------------                               ----------------------
                                                  Richard A. Gerhart
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial and
                                                  Chief Accounting Officer)